Form 10-Q
period 1995-09-30
UTILX CORP
filed 1995-11-13
CIK 821361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                           ---------------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1995

                           ---------------------------

                                UTILX CORPORATION
                         COMMISSION FILE NUMBER 0-16821


             DELAWARE                                   91-1171716
     (State of Incorporation)                 (I.R.S. Identification Number)

     22404 - 66TH AVENUE SOUTH
          P. O. BOX 97009
     KENT, WASHINGTON  98064-9709                     (206) 395-0200
  (Address of Principal Executive Offices)           (Telephone Number)

                           ---------------------------

Securities registered pursuant to Section 12(b) or (g) of the Act:


       COMMON STOCK, .01 PAR VALUE               THE NASDAQ STOCK MARKET, INC.
          (Class of Security)                    (Exchange on Which Registered)

                           ---------------------------

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of September 30, 1995, 7,185,095 shares of Common Stock were outstanding.



The total number of pages in this Form 10-Q is 12

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


  ITEM                                                                      PAGE

                                     PART I

    1. Financial Statements

       Consolidated Balance Sheet
       September 30, 1995 and March 31, 1995 . . . . . . . . . . . . . . .    3

       Consolidated Statement of Operations
       For the Three Months Ended
       September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .    4

       Consolidated Statement of Operations
       For the Six Months Ended
       September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .    5

       Consolidated Statement of Cash Flows
       For the Six Months Ended
       September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .    6

    2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . .    9

                                     PART II

    1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   11

    6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30 AND MARCH 31, 1995
                          (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)
                                     ASSETS

                                                    SEPTEMBER 30      MARCH 31
                                                    ------------      --------
Current assets:
    Cash and cash equivalents. . . . . . . . . .       $   736     $    840
    Accounts receivable, trade, net. . . . . . .         9,979       11,525
    Materials, supplies and inventories. . . . .        10,153        8,486
    Income taxes receivable. . . . . . . . . . .         1,165          786
    Current portion of deferred income taxes . .         2,829        2,829
    Prepaid expenses and other . . . . . . . . .           330          177
                                                       -------      -------
      Total current assets . . . . . . . . . . .        25,192       24,643
Equipment and improvements, net. . . . . . . . .         8,409        9,489
Other assets . . . . . . . . . . . . . . . . . .         1,166        1,216
                                                       -------      -------
    Total assets . . . . . . . . . . . . . . . .       $34,767      $35,348
                                                       -------      -------
                                                       -------      -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank . . . . . . . . . . . .       $   900
    Accounts payable . . . . . . . . . . . . . .         2,227      $ 2,346
    Accrued liabilities. . . . . . . . . . . . .         3,863        4,224
                                                       -------      -------
      Total current liabilities. . . . . . . . .         6,990        6,570

Long-term portion of deferred income taxes . . .           708          708
                                                       -------      -------
    Total liabilities. . . . . . . . . . . . . .         7,698        7,278
                                                       -------      -------
Commitments and Contingencies
Stockholders' equity:
    Convertible Preferred Stock
    (no shares issued and outstanding)
    Common Stock, $0.01 par value
      (authorized 25,000,000 shares) . . . . . .            72           72
    Common Stock Warrants. . . . . . . . . . . .           936          936
    Additional paid-in capital . . . . . . . . .        17,403       17,404
    Retained earnings. . . . . . . . . . . . . .         9,476       10,429
    Unearned compensation. . . . . . . . . . . .          (123)        (158)
    Cumulative foreign currency translation
      adjustment . . . . . . . . . . . . . . . .          (695)        (613)
                                                       -------      -------
      Total stockholders' equity . . . . . . . .        27,069       28,070
                                                       -------      -------
      Total liabilities and stockholders'
        equity . . . . . . . . . . . . . . . . .       $34,767      $35,348
                                                       -------      -------
                                                       -------      -------
Common Stock issued and outstanding. . . . . . .     7,185,095    7,185,012

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)
                                   (UNAUDITED)

                                                         1995          1994
                                                         ----          ----
Revenues . . . . . . . . . . . . . . . . . . . .       $11,119      $12,177

Cost of revenues . . . . . . . . . . . . . . . .         9,866        9,899
                                                       -------      -------

Gross profit . . . . . . . . . . . . . . . . . .         1,253        2,278
                                                       -------      -------

Operating expenses:
    Selling, general and administrative. . . . .         1,846        1,671
    Research and engineering . . . . . . . . . .           161          368
                                                       -------      -------

      Total operating expenses . . . . . . . . .         2,007        2,039
                                                       -------      -------

Operating income (loss). . . . . . . . . . . . .          (754)         239

Other income (expense), net. . . . . . . . . . .            64         (125)
                                                       -------      -------

Income (loss) before income taxes. . . . . . . .          (690)         114

Income tax provision (benefit) . . . . . . . . .          (197)          50
                                                       -------      -------

Net income (loss). . . . . . . . . . . . . . . .       $  (493)     $    64
                                                       -------      -------
                                                       -------      -------

Earnings (loss) per share (Note 2):
    Primary. . . . . . . . . . . . . . . . . . .       $  (.07)     $   .01
    Fully diluted. . . . . . . . . . . . . . . .       $  (.07)     $   .01

Weighted average number of shares (Note 2):
    Primary. . . . . . . . . . . . . . . . . . .         7,185        7,176
    Fully diluted. . . . . . . . . . . . . . . .         7,185        7,177

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)
                                   (UNAUDITED)

                                                          1995         1994
                                                          ----         ----
Revenues . . . . . . . . . . . . . . . . . . . .       $22,873      $24,108

Cost of revenues . . . . . . . . . . . . . . . .        20,107       19,965
                                                       -------      -------

Gross profit . . . . . . . . . . . . . . . . . .         2,766        4,143
                                                       -------      -------

Operating expenses:
    Selling, general and administrative. . . . .         3,903        3,590
    Research and engineering . . . . . . . . . .           321          733
                                                       -------      -------

      Total operating expenses . . . . . . . . .         4,224        4,323
                                                       -------      -------

Operating income (loss). . . . . . . . . . . . .        (1,458)        (180)

Other income (expense), net. . . . . . . . . . .           132         (180)
                                                       -------      -------

Income (loss) before income taxes. . . . . . . .        (1,326)        (360)
Income tax provision (benefit) . . . . . . . . .          (373)        (137)
                                                       -------      -------

Net income (loss). . . . . . . . . . . . . . . .       $  (953)     $  (223)
                                                       -------      -------
                                                       -------      -------

Earnings (loss) per share (Note 2):
    Primary. . . . . . . . . . . . . . . . . . .       $  (.13)     $  (.03)
    Fully diluted. . . . . . . . . . . . . . . .       $  (.13)     $  (.03)

Weighted average number of shares (Note 2):
    Primary. . . . . . . . . . . . . . . . . . .         7,185        7,197
    Fully diluted. . . . . . . . . . . . . . . .         7,185        7,199

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         1995         1994
                                                         ----         ----
OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . .       $  (953)     $  (223)
    Adjustments to reconcile to net cash used by
      operating activities:
    Depreciation and amortization. . . . . . . .         1,794        1,637
    Net book value of drilling systems sold. . .                         38
    Other noncash (income) expenses, net . . . .           (61)         (33)
    Changes in:
      Accounts receivable, trade . . . . . . . .         1,517         (586)
      Materials, supplies and inventories. . . .        (1,705)      (2,648)
      Prepaid expenses and other . . . . . . . .          (132)        (381)
      Income taxes payable, net. . . . . . . . .          (374)        (789)
      Accounts payable . . . . . . . . . . . . .          (181)         947
      Accrued liabilities. . . . . . . . . . . .          (293)          97
                                                       -------      -------
    Total adjustments. . . . . . . . . . . . . .           565       (1,718)
                                                       -------      -------
          Net cash used by operating activities.          (388)      (1,941)
                                                       -------      -------

INVESTING ACTIVITIES:
    Cost of additions to equipment . . . . . . .          (629)      (2,836)
    Proceeds from sale of equipment. . . . . . .            31          119
    Sales of short-term investments. . . . . . .                      3,733
                                                       -------      -------
        Net cash provided (used) by investing
          activities . . . . . . . . . . . . . .          (598)       1,016
                                                       -------      -------

FINANCING ACTIVITIES:
    Net borrowings on note payable to bank . . .           900
    Issuance of common stock . . . . . . . . . .             1          148
    Repurchase of common stock . . . . . . . . .            (2)        (235)
                                                       -------      -------
        Net cash provided (used) by financing
          activities . . . . . . . . . . . . . .           899          (87)
                                                       -------      -------

CUMULATIVE TRANSLATION ADJUSTMENT
    OF FOREIGN CURRENCY TRANSACTIONS . . . . . .           (17)          51
                                                       -------      -------
    Net decrease in cash and cash equivalents. .          (104)        (961)

CASH AND CASH EQUIVALENTS:
    Beginning of period. . . . . . . . . . . . .           840        2,673
                                                       -------      -------
    End of period. . . . . . . . . . . . . . . .       $   736      $ 1,712
                                                       -------      -------
                                                       -------      -------

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and six-month periods ended September 30, 1995 and 1994. The statements should be read in conjunction with the March 31, 1995 audited consolidated financial statements included in the fiscal 1995 Annual Report on Form 10-K.

2.   EARNINGS (LOSS) PER SHARE

Primary earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock"), and common stock equivalents outstanding during the period. Common stock equivalents, when dilutive, include shares issuable upon exercise of the Company's stock options and certain warrants. Fully diluted earnings per share is computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution.

3.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at September 30, 1995 and March 31, 1995 are classified as follows:

                                               (In thousands)

                                    September 30, 1995    March 31, 1995
                                    ------------------    --------------
  Raw Materials and Spare Parts        $   4,891            $   4,886
  Work in Process                          2,828                2,184
  Finished Goods                           2,434                1,416
                                         -------              -------
  Total                                $  10,153            $   8,486
                                         -------              -------
                                         -------              -------


4.   FLOWMOLE ENVIRONMENTAL SERVICES CORPORATION

The Company records its 50% share of the results of the operations of FlowMole Environmental Services Corporation ("FESC") using the equity method of accounting.

Summary unaudited financial information for FESC for the six months ended September 30, 1995 and 1994, is as follows:

                                                  (In thousands)

                                          1995                  1994
                                          ----                  ----
  Revenues                               $ 1,682              $   190
                                         -------              -------
                                         -------              -------
  Net income (loss)                      $   144              $  (366)
                                         -------              -------
                                         -------              -------

                                       -7-

5.   NOTE PAYABLE TO BANK

The Company has obtained a renewal of its committed, uncollateralized credit facility of $5,000,000. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, current ratio and debt ratio. This line of credit now expires on November 30, 1996.

6.   DEFERRED INCOME TAXES

In order to realize the carrying amount of its net deferred tax assets at September 30, 1995, the Company will be required to generate certain amounts of taxable income in future years. As required by Statement of Financial Accounting Standards No. 109, management estimates that it is more likely than not that the company will be able to generate sufficient taxable income in future years and, accordingly, has not provided a valuation allowance as of September 30, 1995. This estimate is required to be updated on a quarterly basis, and a change in management's estimate could result in a decision to establish a valuation reserve in the future.

7.   LITIGATION

The Company is involved in matters of litigation, both as a plaintiff and as a defendant, all arising in the ordinary course of business. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. The plaintiff has alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. The Company is defending this matter. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


                          RESULTS OF OPERATIONS THROUGH
                        THE END OF THE SECOND QUARTER OF
                          FISCAL YEAR 1996 COMPARED TO
                                FISCAL YEAR 1995


REVENUES:

Consolidated revenues decreased 8.7% in the second quarter of fiscal 1996, compared to the same period in fiscal 1995. Consolidated revenues decreased 5.1% in the first six months of fiscal 1996, compared to the same period in fiscal 1995.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America ("FlowMole operations") decreased 13% to $8.5 million in the second quarter of fiscal 1996 compared to $9.8 million in the same period of fiscal 1995. Revenues from FlowMole operations were 77% of consolidated revenues in the second quarter of fiscal 1996 compared to 81% in the same period of fiscal 1995. Revenues from CableCure services in North America ("CableCure operations") increased 40% to $1.4 million in the second quarter of fiscal 1996 compared to $1.0 million in the same period of fiscal 1995.

Revenues from FlowMole drilling operations in North America ("FlowMole operations") decreased 10.3% in the first six months of fiscal 1996 compared to the same period of fiscal 1995. Revenues from CableCure services in North America ("CableCure operations") increased 31% in the first six months of fiscal 1996 compared to the same period of fiscal 1995.

The decrease in revenues in FlowMole operations was attributed to a number of factors, including crew count, competition and weather. The Company's ability to add new crews during the quarter was adversely impacted by factors ranging from the slow process of hiring and training crews, the competitive environment for bidding work, slow release of work from customers, and weather-related factors ranging from hurricanes in the Southeastern United States to early snows in Colorado. The average number of FlowMole crews working during the second quarter of fiscal 1996 was 48 compared to 55 in the same period of fiscal 1995, and the Company reached a peak of 62 total crews at the end of the quarter.

Strong demand for CableCure services contributed to the increased revenue levels. The Company is continuing a program for training crews and attempting to improve revenue per crew, as part of its efforts to increase capacity in response to the demand for CableCure services.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased 8% to $1.2 million in the second quarter of fiscal 1996 compared to $1.3 million in the same period of fiscal 1995. The decrease was primarily attributed to lower levels of shipments of equipment and spare parts. Revenues from international operations increased 10% in the first six months of fiscal 1996 compared to the same period of fiscal 1995. This increase was primarily due to higher levels of shipments of equipment during the first quarter of fiscal 1996.

GROSS PROFIT

Gross profit decreased 45% in the second quarter of fiscal 1996, compared to the same period in fiscal 1995. Gross profit decreased 33% in the first six months of fiscal 1996, compared to the same period of fiscal 1995.

NORTH AMERICAN OPERATIONS. Gross Profit from FlowMole operations and CableCure operations decreased primarily due to the lower combined revenue levels generated in the second quarter of fiscal 1996 compared to the same period of fiscal

1995. Also, the weather-related downtime and start-up costs on new contracts contributed to a decrease in gross profit. Furthermore, customers are requiring the Company to perform a higher level of ancillary services in connection with the typical cable replacement job, contributing to increased labor costs.

INTERNATIONAL OPERATIONS. Overall gross profit from international operations was essentially unchanged in each of the first two quarters of fiscal 1996 compared to the same periods of fiscal 1995.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses decreased 2% in the second quarter of fiscal 1996 compared to the same period of fiscal 1995. Selling, general and administrative expenses increased 10%, primarily due to filling new staff positions, including the replacement of certain sales personnel prior to the beginning of fiscal 1996 that had been temporarily eliminated during the second quarter of fiscal 1995. Research and engineering expenses decreased by 56% due to lower levels of consulting expenses and lower consumption of materials in research activities. Total operating expenses decreased 2% in the first six months of fiscal 1996 compared to the same period of fiscal 1995.

Other income (expense), net was income of $64,000 and $132,000 in the second quarter and first six months of fiscal 1996, respectively, compared to an expense of $125,000 and $180,000 in the same periods of fiscal 1995. The Company recorded a gain from its share of the startup operations of its joint venture, FlowMole Environmental Services Corporation, in each of the first two quarters of fiscal 1996 compared to losses in the same periods of fiscal 1995. There can be no assurance of continued profits from the joint venture.

As a result of the foregoing, the Company recorded a pretax loss of $690,000 in the second quarter of fiscal 1996 compared to pretax income of $114,000 in the same period of fiscal 1995. The Company recorded a pretax loss of $1.3 million in the first six months of fiscal 1996 compared to a pretax loss of $360,000 in the same period of fiscal 1995.

INCOME TAX EXPENSE (BENEFIT)

The Company's effective income tax rate through the end of the second quarter of fiscal 1996 was 28%. For the full fiscal year 1995, the Company's effective tax rate was also 28%. Through the end of the second quarter of fiscal 1995, the Company's then current estimate of its effective income tax rate was 38%.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded a net loss of $493,000 in the second quarter of fiscal 1996 compared to net income of $64,000 in the same period of fiscal 1995. The Company recorded a net loss of $953,000 in the first six months of fiscal 1996 compared to a net loss of $223,000 in the same period of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had unused sources of liquidity consisting of $736,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,100,000. This compares to $840,000 in cash and cash equivalents and an unused balance on its committed line of credit of $5,000,000 at March 31, 1995. The decrease in cash and increase in the usage of the line of credit during the first and second quarters of fiscal 1996 were primarily due to timing factors in carrying amounts of receivables and inventory as well as in the payment of expenses. The Company anticipates the periodic usage of its line of credit throughout fiscal 1996. The Company anticipates that through cash generated by operations, and the periodic use of its credit facility, that it will be able to meet its cash requirements through at least fiscal 1996. The line of credit expires on November 30, 1996.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

EUROPEAN PATENT MATTERS. In May 1989, the Company was granted European Patent No. 0 195 559 by the European Patent Office covering subject matter related to the Company's drilling technology similar to two patents previously granted to the Company in the United States in June 1987 and November 1988. In October 1991, an Opposition Board of the European Patent Office revoked the patent. The Company disagreed with the decision and appealed the ruling. On October 8, 1993, the Technical Board of Appeal issued a provisional opinion favorable to the Company, but not final. The Company and opposers both filed statements in response to the provisional opinion and an oral hearing before the Technical Board of Appeal was scheduled to take place on October 25, 1995. Prior to the oral hearing discussions took place between the Company and the opponents leading to the signing of settlement terms and the withdrawal of the oppositions. As a result, the Appeal hearing was canceled and the Appeal is expected to be continued to be conducted by correspondence with the European Patent Office.

SMET LITIGATION. The Company initiated legal action in January 1988 in the U.S. Federal District Court in Seattle, Washington against Marc Smet, a former equipment lessee, certain parties related to Smet and certain unrelated parties, alleging breach of contract and tortious conduct. In 1991, the Court entered judgment in the amount of $491,975 against the defendants plus attorneys' fees in the amount of $191,823 against Marc Smet. In January 1995, a court in Belgium denied the enforcement of the claim. As part of a settlement, Smet has withdrawn opposition in the European Patent litigation and the Company has agreed not to pursue enforcement of the judgment against Smet and related parties.

EMERSON VS. UTILX CORPORATION, A.B. CHANCE CO., AND CITY OF BRYAN. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. The plaintiff has alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. The Company is defending this matter.

     ITEM 6.  EXHIBITS

     Exhibits identified below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.35 Loan Modification Agreement between Registrant and Seattle-First National Bank dated October 24, 1995. Filed herewith.

                                UTILX CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UTILX CORPORATION
                                           -----------------
                                             (Registrant)


Date:     November 11, 1995                By:  /s/ Craig E. Davies
                                                ----------------------------
                                                Craig E. Davies, President
                                                 and Chief Executive Officer



Date:     November 11, 1995                By: /s/ Larry D. Pihl
                                               -----------------------------
                                                Larry D. Pihl, Controller and
                                                 Chief Accounting Officer