Form 10-Q
period 1995-12-31
UTILX CORP
filed 1996-02-13
CIK 821361

----------------------------------------------------------------------------
----------------------------------------------------------------------------


                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                -------------------------------------

                             FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED
                          DECEMBER 31, 1995
                -------------------------------------


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


                -------------------------------------


Securities registered pursuant to Section 12(b) or (g) of the Act:

       COMMON STOCK, .01 PAR VALUE       THE NASDAQ STOCK MARKET, INC.
         (Class of Security)            (Exchange on Which Registered)

                -------------------------------------

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of December 31, 1995, 7,184,116 shares of Common Stock were outstanding.



             The total number of pages in this Form 10-Q is 14.


----------------------------------------------------------------------------
----------------------------------------------------------------------------

                              TABLE OF CONTENTS

ITEM                                                         PAGE
----                                                         ----

                          PART I

    1. Financial Statements

       Consolidated Balance Sheet
       December 31, 1995 and March 31, 1995. . . . . . . . .  3

       Consolidated Statement of Operations
       For the Three Months Ended
       December 31, 1995 and 1994. . . . . . . . . . . . . .  4

       Consolidated Statement of Operations
       For the Nine Months Ended
       December 31, 1995 and 1994. . . . . . . . . . . . . .  5

       Consolidated Statement of Cash Flows
       For the Nine Months Ended
       December 31, 1995 and 1994. . . . . . . . . . . . . .  6

       Notes to Consolidated Financial Statements. . . . . .  7

    2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .  9


                             PART II

    5. Other . . . . . . . . . . . . . . . . . . . . . . . . 13

    6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . 13


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS


                              UTILX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                       DECEMBER 31 AND MARCH 31, 1995
                        (IN THOUSANDS, EXCEPT SHARES)
                                (UNAUDITED)

                                 ASSETS

                                           DECEMBER 31   MARCH 31
                                           -----------   --------
Current assets:
  Cash and cash equivalents. . . . . . . .   $   513      $   840
  Accounts receivable, trade, net. . . . .    10,906       11,525
  Materials, supplies and inventories. . .     9,300        8,486
  Income taxes receivable. . . . . . . . .     1,109          786
  Current portion of deferred income taxes     2,829        2,829
  Prepaid expenses and other . . . . . . .       414          177
                                              ------       ------
     Total current assets                     25,071       24,643

Equipment and improvements, net. . . . . .     9,105        9,489
Other assets, net. . . . . . . . . . . . .     1,045        1,216
                                              ------       ------
     Total assets  . . . . . . . . . . . .   $35,221      $35,348
                                              ------       ------
                                              ------       ------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank . . . . . . . . . .    $2,750
  Accounts payable . . . . . . . . . . . .     2,508      $ 2,346
  Accrued liabilities. . . . . . . . . . .     2,123        4,224
                                              ------       ------
     Total current liabilities . . . . . .     7,381        6,570
                                              ------       ------
Long term portion of deferred income taxes       708          708
                                              ------       ------
     Total liabilities . . . . . . . . . .     8,089        7,278
                                              ------       ------

Stockholders' equity:
  Convertible preferred stock (no shares
     issued and outstanding) . . . . . . .
  Common Stock, $0.01 par value
     (authorized 25,000,000 shares). . . .        72           72
  Common Stock Warrants. . . . . . . . . .       936          936
  Additional paid-in capital . . . . . . .    17,405       17,404
  Retained earnings. . . . . . . . . . . .     9,580       10,429
  Unearned compensation. . . . . . . . . .      (101)        (158)
  Cumulative foreign currency translation
    adjustment. . . . . . . . . . . . . .       (760)        (613)
                                              ------       ------
     Total stockholders' equity. . . . . .    27,132       28,070
                                              ------       ------
       Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . .  $35,221      $35,348
                                              ------       ------
                                              ------       ------
  Common Stock issued and outstanding. . . 7,184,116    7,185,012



                (See Notes to Consolidated Financial Statements)

                           UTILX CORPORATION

                    CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)



                                               1995          1994
                                               ------       -------
Revenues . . . . . . . . . . . . . . . . . . $13,155        $13,322
Cost of revenues . . . . . . . . . . . . . .  10,798         12,217
                                             -------        -------
  Gross profit . . . . . . . . . . . . . . .   2,357          1,105
                                             -------        -------
Operating expenses:
  Selling, general and administrative. . . .   2,048          1,898
  Research and engineering . . . . . . . . .     168            386
                                             -------        -------
     Total operating expenses. . . . . . . .   2,216          2,284
                                             -------        -------
Operating income (loss). . . . . . . . . . .     141         (1,179)

Other income (expense), net. . . . . . . . .      22            (83)
                                             -------        -------
Income (loss) before income taxes. . . . . .     163         (1,262)
Income tax provision (benefit) . . . . . . .      59           (286)
                                             -------        -------
Net income (loss). . . . . . . . . . . . . .   $ 104        $  (976)
                                             -------        -------
                                             -------        -------
Earnings (loss) per share (Note 2):
  Primary. . . . . . . . . . . . . . . . . .     .01           (.14)
  Fully diluted. . . . . . . . . . . . . . .     .01           (.14)

Weighted average number of shares (Note 2):
  Primary. . . . . . . . . . . . . . . . . .   7,192          7,230
  Fully diluted. . . . . . . . . . . . . . .   7,192          7,230





             (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                               1995         1994
                                             -------      -------

Revenues . . . . . . . . . . . . . . . . .   $36,028      $37,430

Cost of revenues from operations . . . . . .  30,905       32,182
                                             -------      -------
  Gross profit . . . . . . . . . . . . . . .   5,123        5,248
                                             -------      -------
Operating expenses:
  Selling, general and administrative. . . .   5,951        5,488
  Research and engineering . . . . . . . . .     489        1,119
                                             -------      -------
     Total operating expenses. . . . . . . .   6,440        6,607
                                             -------      -------
Operating income (loss). . . . . . . . . . .  (1,317)      (1,359)

Other income (expense), net. . . . . . . . .     154         (263)
                                             -------      -------
Income (loss) before income taxes. . . . . .  (1,163)      (1,622)
Income tax provision (benefit) . . . . . . .    (314)        (423)
                                             -------      -------
Net income (loss). . . . . . . . . . . . . .   $(849)     $(1,199)
                                             -------      -------
                                             -------      -------
Earnings (loss) per share (Note 2):
  Primary. . . . . . . . . . . . . . . . . .    (.12)        (.17)
  Fully diluted. . . . . . . . . . . . . . .    (.12)        (.17)

Weighted average number of shares (Note 2):
  Primary. . . . . . . . . . . . . . . . . .   7,185        7,208
  Fully diluted. . . . . . . . . . . . . . .   7,185        7,209


               (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (IN THOUSANDS)
                                    (UNAUDITED)



                                                                           1995         1994
                                                                         -------      --------
OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(849)      $(1,199)
   Adjustments to reconcile to net cash used by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . .      2,744         2,437
     Net book value of drilling systems sold . . . . . . . . . . . .        115            39
     Other non-cash (income) expenses, net . . . . . . . . . . . . .       (136)          (35)
     Changes in:
      Accounts receivable, trade . . . . . . . . . . . . . . . . . .        572        (2,926)
      Materials, supplies and inventories  . . . . . . . . . . . . .       (884)       (3,582)
      Prepaid expenses and other . . . . . . . . . . . . . . . . . .       (258)         (110)
      Income taxes receivable  . . . . . . . . . . . . . . . . . . .       (319)         (832)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        103           981
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .     (2,033)          663
                                                                       ---------      --------
     Total adjustments . . . . . . . . . . . . . . . . . . . . . . .        (96)       (3,365)
                                                                       ---------      --------
       Net cash used by operating activities . . . . . . . . . . . .       (945)       (4,564)
                                                                       ---------      --------

INVESTING ACTIVITIES:
  Cost of additions to equipment  . . . . . . . . . . . . . . . . . .    (2,287)       (3,380)
  Proceeds from sale of equipment . . . . . . . . . . . . . . . . . .       178           122
  Advances to FlowMole Environmental Services Corporation . . . . . .                    (150)
  Sales of short-term investments . . . . . . . . . . . . . . . . . .                   3,733
                                                                       ---------      --------

       Net cash provided by (used by) investing activities  . . . . .    (2,109)          325
                                                                       ---------      --------

FINANCING ACTIVITIES:
  Net borrowings on note payable  . . . . . . . . . . . . . . . . . .     2,750         1,950
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . .         2           271
  Repurchase of common stock  . . . . . . . . . . . . . . . . . . . .        (1)         (338)
                                                                       ---------      --------
       Net cash provided by financing activities  . . . . . . . . . .     2,751         1,883
                                                                       ---------      --------

CUMULATIVE TRANSLATION ADJUSTMENT
 OF FOREIGN CURRENCY TRANSACTIONS . . . . . . . . . . . . . . . . . .       (24)           25
                                                                       ---------      --------
  Net decrease in cash and cash equivalents . . . . . . . . . . . . .      (327)       (2,331)

CASH AND CASH EQUIVALENTS:
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .       840         2,673
                                                                       ---------      --------
  End of period . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 513        $  342
                                                                       ---------      --------
                                                                       ---------      --------


                        (See Notes to Consolidated Financial Statements)

                         UTILX CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and nine-month periods ended December 31, 1995 and 1994. The statements should be read in conjunction with the March 31, 1995 audited consolidated financial statements included in the fiscal 1995 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

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

3.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at December 31, 1995 and March 31, 1995 consists of the following:


                                           (In thousands)

                                 December 31,            March 31,
                                    1995                   1995
                                 ------------            ----------
Materials and Supplies              $5,020                 $4,886
Work in Process                      1,826                  2,184
Finished Goods                       2,454                  1,416
                                    -------                -------
                                    $9,300                 $8,486
                                    -------                -------
                                    -------                -------



4.  DEFERRED INCOME TAXES

In order to realize the carrying amount of its net deferred tax assets at December 31, 1995, the Company will be required to generate certain amounts of taxable income in future years. As required by Statement of Financial Accounting Standards No. 109, management estimates that it is more likely than not that the Company will be able to generate sufficient taxable income in future years and, accordingly, has not provided a valuation allowance as of December 31, 1995. This estimate is required to be updated on a quarterly basis, and a change in management's estimate could result in a decision to establish a valuation reserve in the future.

5.  NOTE PAYABLE TO BANK

The Company has obtained a renewal of its committed, uncollateralized credit facility of $5,000,000. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, current ratio and debt ratio. This line of credit now expires on November 30, 1996.

6.  LITIGATION

The Company is involved in matters of litigation, both as plaintiff and as defendant, all arising in the ordinary course of business. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. The plaintiff has alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. The Company has received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. A co-defendant has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7.   STOCK OPTION PLAN

The Company accounts for its stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expenses related to its stock option plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      RESULTS OF OPERATIONS FOR THIRD QUARTER
                              OF FISCAL YEAR 1996
                           COMPARED TO THIRD QUARTER
                              OF FISCAL YEAR 1995
                      ----------------------------------------

REVENUES:

Consolidated revenues decreased 1.3% in the third quarter of fiscal 1996, and 3.7% in the first nine months of fiscal 1996, compared to the same periods in fiscal 1995.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America ("FlowMole operations") decreased 14% to $8.8 million in the third quarter of fiscal 1996 compared to $10.2 million in the same period of fiscal 1995. Revenues from FlowMole operations were 67% of consolidated revenues in the third quarter of fiscal 1996 compared to 77% in the same period of fiscal 1995. Revenues from CableCure services in North America ("CableCure operations") increased 53% to $2.3 million in the third quarter of fiscal 1996 compared to $1.5 million in the same period of fiscal 1995.

Revenues from FlowMole operations decreased 12% to $26.1 million in the first nine months of fiscal 1996, compared to $29.5 million in the same period in fiscal 1995. Revenues from CableCure operations increased 45% to $4.5 million in the first nine months of fiscal 1996, compared to $3.1 million in the same period in fiscal 1995.

The decrease in revenues from FlowMole operations resulted from a combination of lower prices and reduced total footage drilled. During the third quarter of fiscal 1996, the Company's revenue per foot decreased by approximately 4% compared to the same period of fiscal 1995. During the first nine months of fiscal 1996, the Company's revenue per foot decreased by approximately 1% compared to the same period of fiscal 1995. The price decrease in the third quarter was primarily attributed to a change in the mix of work towards smaller-diameter, lower-priced installations, as well as towards regions where lower local labor rates produce lower prices for such services. In addition, the impact of competition and increased use of competitive bidding by customers contributed to the price decrease.

The lower levels of footage drilled by the Company was attributed to a number of factors which varied from region to region, including competition, crew availability and increased customer requirements for "turnkey" services, such as de-energizing cables, arranging for utility locate services and notifying utility customers of pending work in the area. The Company had reduced its crew count steadily between January 1995 and July 1995 in connection with its plan for improved crew training, and subsequently began to add crews reaching a peak of 70 crews in the third quarter of fiscal 1996 compared to 70 in the same period of fiscal 1995.

The weighted average number of FlowMole crews actually drilling on any given workday reflects the fluctuating levels of total crews, as well as downtime. Downtime is caused by a number of factors including weather, soil conditions, equipment downtime, customer scheduling difficulties, mobilization between jobs and customer requirements for turnkey services. The weighted average number of FlowMole crews working during the third quarter of fiscal 1996 was 50 compared to 56 in the same period of fiscal 1995. The weighted average number of FlowMole crews working during the first nine months of fiscal 1996 was 48 compared to 56 in the same period of fiscal 1995.

Strong customer demand contributed to the increased revenue levels from CableCure operations. The Company is offering customers a "treat or replace" contract option involving the use of both CableCure and FlowMole services.

Customers choosing "treat or replace" options accounted for approximately 49% of the Company's CableCure revenues in the third quarter of fiscal 1996 compared to approximately 37% in the same period of fiscal 1995. In fiscal 1996, CableCure customers were primarily electric utilities which were not significant FlowMole customers in the prior two years.

INTERNATIONAL OPERATIONS. Revenues from international operations increased 25% to $2.0 million in the third quarter of fiscal 1996 compared to $1.6 million in the same period of fiscal 1995, and increased 15% to $5.5 million in the first nine months of fiscal 1996 compared to $4.8 million in the same period of fiscal 1995. The increase was primarily attributed to higher levels of shipments of equipment in the first and third quarters of fiscal 1996, offset in part by lower levels of shipments in the second quarter of fiscal 1996. Revenue from equipment sales constituted 43% of international revenues in the first nine months of fiscal 1996, compared to 41% in the same period of fiscal 1995. Other international revenues are derived principally from sales of spare parts, the operation of FlowMole drilling crews in the United Kingdom and CableCure operations outside of the United States.

GROSS PROFIT

Gross profit increased 113% in the third quarter of fiscal 1996 compared to the same period in fiscal 1995, and decreased 2% in the first nine months of fiscal 1996 compared to the same period of fiscal 1995. In the third quarter of fiscal 1995, the Company recorded provisions for casualty losses and state taxes that contributed significantly to the net loss reported in that period. Excluding the effect of these charges, gross profit increased 20% in the third quarter of fiscal 1996 compared to the same period in fiscal 1995, and decreased 16% in the first nine months of fiscal 1996 compared to the same period of fiscal 1995.

NORTH AMERICAN OPERATIONS. Gross Profit from FlowMole operations and CableCure operations increased in the third quarter of fiscal 1996 compared to the same period of fiscal 1995, primarily due to the improved level of CableCure revenues. The Company has improved its procedures for hiring and training CableCure employees and, in general, now recognizes a higher level of gross profit on CableCure operations than in its FlowMole operations. The Company has also increased the number of its CableCure crews and utilities subcontractors to add to its internal capacity.

The Company carries a high level of fixed costs, particularly equipment depreciation expense, in its FlowMole operations. Therefore, the reduced FlowMole revenue described above had an adverse impact on gross profit. In addition, customers are requiring that the Company perform a higher level of turnkey services, contributing to increased labor costs, which has had an adverse impact on gross profit. The Company is investing in its revised training program, and in the third quarter of fiscal 1996, gross profit per foot drilled increased over the prior year.

INTERNATIONAL OPERATIONS. Overall gross profit from international operations increased slightly in the third quarter of fiscal 1996 compared to the same period of fiscal 1995. The increase was due to the higher level of equipment sales. For the first nine months of fiscal 1996, gross profit from international operations was essentially unchanged from the same period of fiscal 1995.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses decreased 3% in the third quarter and the first nine months of fiscal 1996 compared to the same periods of fiscal 1995. The decrease is primarily attributable to lower levels of research and engineering expenses caused by lower levels of outside consulting costs, and lower consumption of materials in research activities. The Company has developed a design and is building a prototype Series G Drill, which is intended to be a versatile, lower-cost drill requiring fewer crew employees to operate than the Company's "GDHP", D or F Drills.

The Company generated other net income of $22,000 in the third quarter of fiscal 1996 compared to other net expense of $83,000 in the same period of fiscal 1995. In the first nine months of fiscal 1996 other net income

(expense) was income of $154,000 compared to an expense of $263,000 in the same period of fiscal 1995. During fiscal 1995, the Company recorded a substantial loss from its share of the startup operations of its joint venture, FlowMole Environmental Services Corporation. The operations of the joint venture were ceased in the third quarter of fiscal 1996. The Company does not anticipate further material gains or losses in connection with the cessation of the joint venture operations.

Lower research and engineering costs in the third quarter and the first nine months of fiscal 1996 were partially offset by higher selling, general and administrative costs, which increased primarily due to filling new staff positions, including the replacement of certain sales personnel that had been temporarily eliminated during the second quarter of fiscal 1995.

As a result of the foregoing, the Company recorded pretax income of $163,000 in the third quarter of fiscal 1996 compared to a pretax loss of $1,262,000 in the same period of fiscal 1995, and the Company recorded a pretax loss of $1,163,000 in the first nine months of fiscal 1996 compared to a pretax loss of $1,622,000 in the same period of fiscal 1995.

INCOME TAX EXPENSE (BENEFIT)

The Company's effective income tax rate in the first nine months of fiscal 1996 was 27%, compared to 26% in the same period of fiscal 1995.

NET INCOME (LOSS)

The Company recorded net income of $104,000 in the third quarter of fiscal 1996 compared to a net loss of $976,000 in the same period of fiscal 1995, and the Company recorded a net loss of $849,000 in the first nine months of fiscal 1996 compared to a net loss of $1,199,000 in the same period of fiscal 1995.

                       LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had unused sources of liquidity consisting of $513,000 in cash and cash equivalents and an unused balance on its committed line of credit of $2,250,000. This compares to $840,000 in cash and cash equivalents and an unused balance on its committed line of credit of $5,000,000 at March 31, 1995. The decrease in cash and increase in usage of the line of credit during the first nine months of fiscal 1996 were primarily due to timing factors in carrying accounts receivable and inventory as well as in the payment of expenses. The Company had anticipated the periodic usage of its line of credit throughout fiscal 1996. The Company anticipates that through cash generated by operations and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1996. The line of credit expires on November 30, 1996.

                              REVIEW AND OUTLOOK

The Company anticipates that competitive factors will continue to impact its ability to maintain or increase crew levels in its FlowMole operations, and to continue to place pressure on pricing. In addition, the trend of customers requiring turnkey services is expected to continue, which can adversely affect gross profit. The Company expects to be able to maintain crew counts throughout calendar 1996 at levels higher than reported in calendar 1995. If it is successful, this should produce higher levels of revenue and of gross profit, both as a percentage of revenue and in total gross profit. However, the impact of price competition and increasing customer requirements may result in identical or even reduced gross profit levels.

The Company expects to continue to record revenues from its CableCure operations at or above the level of $2.3 million per quarter during calendar 1996. This compares to total revenue during calendar 1995, from CableCure operations, of approximately $5.3 million. The Company expects to obtain additional FlowMole revenues from customers choosing treat or replace contracts, which should provide added flexibility in the scheduling of such work, aiding the Company's efforts to improve crew productivity.

The Company's prototype Series G Drill, which will begin field-testing this quarter, is designed to be more versatile, cost less and require fewer crew employees to operate than its Series C, D or F drills. The Series G Drill is still, however, only in the prototype stage and will not be placed into service or sold to customers until it has satisfactorily passed all of the field-testing. In addition, it is possible that field-testing will result in the need for corrections that that could delay the availability of the new Series G Drill. Finally, although the Company hopes to realize operating cost-savings from the new Series G Drill, there can be no assurance that it will do so until field-testing is complete and the new drill is placed in use and achieves market acceptance.

The Company cannot guarantee the success of its prototype Series G Drill or of any other new equipment that it may develop. International customers in general all have alternative equipment available to them from other competing equipment manufacturers who may, in 1996 or subsequent years, develop and bring to the market equipment which is superior, combining cost and performance factors, to the Company's own equipment designs. The Company cannot therefore, at any point in time, count on the long term continuation of revenue from sales of new equipment, and the volatility of such sales also may increase in the short term. The Company's current inventory levels and manufacturing activities will support the continuation of international equipment sales for the next two fiscal quarters. The Company is currently evaluating its plan for future equipment manufacturing. The assessment of the plans for the Series G Drill will be a factor in reaching any decision.

The Company provides CableCure services under an exclusive license with Dow Corning Corporation ("Dow Corning"), and purchases all of its CableCure fluid from Dow Corning. Dow Corning filed for protection under Chapter 11 of the Federal Bankruptcy Code in May 1995. The Company has been informed by Dow Corning that it intends to continue the CableCure business; however, there can be no assurance that it will continue to do so. To date, Dow Corning has not filed any motion to assume or reject its exclusive license agreement with the Company. The Company's rights under the exclusive license agreement will eventually be determined by the bankruptcy court.

The Company enters into purchase orders and work orders with its customers to perform FlowMole or CableCure operations, which typically provide for termination by the customer upon short notice. Consequently, the Company is not able to provide a record of firm backlog that would be a meaningful indicator of future revenues. The Company's expectations for the future, described above under "Review and Outlook" might not be realized if significant amounts of such purchase orders and work orders should be canceled.

These statements under "Review and Outlook" and any other statements which are not historical facts contained in this Item 2 are forward looking statements that involve risks and uncertainties, including those identified under "Review and Outlook". This section is not intended to be a complete discussion of the risk factors that affect the Company's results from operations. For a more complete discussion of the risks and uncertainties that affect this Company's business, please refer to the Company's Annual Report and Form 10-K for its fiscal year ended March 1, 1995.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     EUROPEAN PATENT MATTERS. In May 1989, the Company was granted European Patent No. 0 195 559 by the European Patent Office covering subject matter related to the Company's drilling technology similar to two patents previously granted to the Company in the United States in June 1987 and November 1988. In October 1991, an Opposition Board of the European Patent Office revoked the patent. The Company disagreed with the decision and appealed the ruling. On October 8, 1993, the Technical Board of Appeal issued a provisional opinion favorable to the Company, but not final. The Company and opposers both filed statements in response to the provisional opinion and an oral hearing before the Technical Board of Appeal was scheduled to take place on October 25, 1995. Prior to the oral hearing, the oppositions were withdrawn. As a result, the Appeal hearing was canceled and the Patent was subsequently upheld in an amended form by the European Patent Office.

     EMERSON V. UTILX CORPORATION, A. B. CHANCE CO. AND THE CITY OF BRYAN.
In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. The plaintiff has alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. The Company has received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. The City of Bryan, a co-defendant, has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights.

     The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     ITEM 2.  CHANGES IN SECURITIES

     None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5.  OTHER

     None.

     ITEM 6.  EXHIBITS

     27.  Financial Data Schedule.

                                 UTILX CORPORATION

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UTILX CORPORATION
                                         ---------------------------------
                                                    (Registrant)


Date:  February ___, 1996                By:  /s/ Craig E. Davies
                                            ------------------------------
                                              Craig E. Davies, President and
                                              Chief Executive Officer

Date:  February ___, 1995                By: /s/ Larry D. Pihl
                                            ------------------------------
                                            Larry D. Pihl, Vice President/
                                            Chief Financial Officer