Form 10-K
period 1996-03-31
UTILX CORP
filed 1996-06-24
CIK 821361

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         -----------------------------

                                    FORM 10-K

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1996

                         -----------------------------

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

                         -----------------------------

      Securities registered pursuant to Section 12(b) or (g) of the Act:

                          COMMON STOCK, .01 PAR VALUE
                              (Class of Security)

                         -----------------------------

Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the
past 90 days.  Yes  __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1996, 7,184,116 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price quoted by the Nasdaq National Market on that date, was $19,756,319.

Information from Registrant's definitive Proxy Statement, which involves the election of directors and which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, the close of Registrant's 1996 fiscal year, is incorporated by reference into Part III hereof.

              The total number of pages in this Form 10-K is 48.

                       See Index to Exhibits on page 43.

===============================================================================

                               TABLE OF CONTENTS


ITEM
- ----

                                    PART I

  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .     3

  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .    13

  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    13

  4.   Submission of Matters to a Vote of Security Holders. . . . .    13

                                    PART II

  5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . .    14

  6.   Selected Financial Data  . . . . . . . . . . . . . . . . . .    15

  7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .    16

  8.   Financial Statements and Supplementary Data  . . . . . . . .    25

  9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . .    42

                                   PART III

 10.   Directors and Executive Officers of the Registrant . . . . .    42

 11.   Executive Compensation . . . . . . . . . . . . . . . . . . .    42

 12.   Security Ownership of Certain Beneficial Owners and
          Management  . . . . . . . . . . . . . . . . . . . . . . .    42

 13.   Certain Relationships and Related Transactions . . . . . . .    42

                                    PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    42

                                    PART I


ITEM 1.  BUSINESS

     UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") was incorporated in Delaware in October 1984. UTILX provides specialty services to electric, telecommunications, natural gas, water, sewer and other utilities primarily in the United States and drilling equipment to contractors and other users outside of the United States. The Company's primary business is installing and replacing underground cables and pipes through its FlowMole-Registered Trademark- service. In addition, the Company sells its drilling systems and related products in international markets. The Company also provides its CableCure-Registered Trademark- service to utility customers for injecting a silicone fluid into electric and telephone cables to repair water damage. The Company acquired the worldwide exclusive licensing rights to the CableCure process in September 1991.

     In December 1986, the Company established FlowMole Limited, a wholly owned United Kingdom subsidiary headquartered in Corby, Northamptonshire through which it conducts its European operations. In 1994, the Company established FlowMole Environmental Services Corporation ("FESC"), a jointly owned corporation with a subsidiary of Union Oil Company of California whose purpose was to offer environmental remediation services using the Company's guided drilling technology. In fiscal 1996, FESC ceased operations. In January 1990, the Company acquired the Revalt business, which refurbished, restored and sealed underground utility vaults and manholes in the United States and Puerto Rico, from Utilitech, Incorporated. In fiscal 1995, the Company curtailed the offering of Revalt services and sold the assets that were employed in this business.

     The Company is currently enhancing its existing technologies and is developing other technologies in an effort to improve and expand the complementary services it offers through its nationwide network of operating centers.

THE FLOWMOLE DRILLING SYSTEMS

     The FlowMole drilling systems are self-contained and mobile and include a dolly-mounted unit that can be maneuvered into areas often inaccessible to backhoes. The work itself generally consists of job planning, site preparation, drilling, locating and steering, reaming, utility installation and restoration. The FlowMole drilling systems typically consist of five major components: (i) the field power unit, which consists of a truck containing various power generating components, and supplies drilling fluid ("mud") and hydraulic and electrical power; (ii) the dolly-mounted drilling unit, which consists of the drill head, drill pipe and steering controls, and which drills tunnels and pulls in cable and pipe; (iii) the locating equipment which consists of an electromagnetic position-monitoring device that receives signals from a transmitter inside the drill head and identifies the position of the drill head;
(iv) when required, the spoils removal equipment, which is a truck-mounted spoils vacuum tank that removes displaced soil and fluid; and (v) the safety equipment, which includes a proprietary grounding and alarm system and which provides warning and protection to the operators.

     The FlowMole guided drilling process usually begins with workers digging small pits at the junction points for the cable or utility which is being replaced or installed. The FlowMole drilling unit is then positioned behind the starting junction pit and drilling begins at the surface, with the drill head horizontally entering the starting junction pit at the desired depth. The drill head cuts through the soil and is advanced by coupling successive sections of drill pipe which form the drill string. A technician walking above the drill head with the locating equipment relays steering instructions to the technician at the drilling unit controls. By orienting the position of the drill head, this technician controls the direction of the drill head such that the path of the tunnel does not have to be in a straight line or level as the drill head is guided to the ending junction pit.

     After the drill head reaches the ending junction pit, the drill head is removed and a reamer is typically attached to the drill string. The new cable or utility is then attached to the reamer. As the drill string is withdrawn by the drilling unit, the tunnel is expanded by the reamer and the new cable or utility is pulled into place. As the reamer is withdrawn, it releases additional drilling fluid into the tunnel to stabilize loose soil, transport the excavated soil out of the tunnel and lubricate the tunnel to facilitate the installation of the cable or utility. After the cable or utility is installed, the junction pits provide access for connection to the utility system. Once the pits are filled, only the pit areas need to be restored for the job to be completed.

     Through its research and engineering efforts, the Company has been able to significantly increase the capabilities of the FlowMole drilling systems and broaden the range of applications for which their use is cost-effective. The Company has developed new drilling systems and upgrades for existing systems which deliver greater horsepower to the drill head and provide greater pullback force. This increased downhole power, together with developments in the drill pipe, drill head, reamers and other tools have enabled the Company to drill in a wider range of soil conditions, including certain sandy and rocky soils, and to drill tunnels up to 26 inches in diameter and 1,200 feet in length. Newly developed guidance systems have effectively removed most limitations associated with tunnel depth. Through the development of advanced electromagnetic guidance techniques, the Company has achieved significant improvements in the precision of its locating system. The Company's latest generation locating equipment also provides technicians with constantly updated information regarding orientation of the drill head, allowing greater accuracy and increased efficiency in drilling tunnels.

     The FlowMole drilling systems offer several benefits over conventional excavation technologies. In developed communities and neighborhoods, the FlowMole drilling systems cause substantially less disruption and inconvenience compared to conventional trenching. Underground drilling minimizes the need for expensive restoration of landscaping and other improvements, thereby reducing costs and improving customer relations for the utilities. The FlowMole drilling systems are completely self-contained, fully mobile and easily set up by the FlowMole crew at the job site. When mounted on the Company's mobile carriage, the drilling unit can be maneuvered through gates into areas often inaccessible to backhoes and other trenching equipment. The FlowMole drilling systems are powerful enough to cut through soil, but because they are more precise, they are less likely than conventional equipment to damage existing utility cables and pipes. In addition, the Company believes the FlowMole drilling systems are state-of-the-art among trenchless drilling systems, with better drilling range, a more accurate guidance system and a superior mud system that enables them to drill in a greater variety of soils than other currently available drilling or trenching systems.

     The Company's technology is not appropriate or cost-effective for projects which permit installation or replacement without excavation, such as densely populated urban areas where utilities are placed overhead or in large underground structures. In rural areas and new developments, the principal competitive advantage of the FlowMole drilling systems generally does not exist because avoidance of surface disruption and difficulty of access usually are not factors. Likewise, the FlowMole drilling systems are not competitive for cables and utilities which can be installed at very shallow depths, such as those used for cable television and irrigation systems. The FlowMole drilling systems currently cannot be used to install utilities in holes requiring diameters in excess of 26 inches and is less effective in rocky and very hard soils.

THE CABLECURE SERVICE

     In September 1991, the Company acquired an exclusive license from Dow Corning Corporation ("Dow Corning") to market the CableCure process to utilities. There are two unique CableCure fluids which may be used to provide the CableCure service. The CableCure XL fluid is a silicone-based restoration fluid that is injected into electrical cables at a transformer or other termination point. The CableCure XL fluid extends the life of electric cables by healing and preventing damage caused by water treeing, a type of progressive failure of the insulation caused by water absorption. In most instances, CableCure XL treatment will be more cost-effective than immediate cable replacement. The CableCure CB fluid is a silicone-based fluid which creates a barrier to moisture and is used in telecommunications and some electric network cables. Dow Corning holds the patents on the CableCure XL and CB fluids. The Company knows of no competing products which either use similar technology or provide comparable benefits. The CableCure fluid is injected by the Company's specially trained crews and subcontractors.

     The Company believes that the CableCure service complements the FlowMole drilling service and that together they enable the Company to serve a broader range of customer needs. The market for CableCure services consists of the same electric utilities and telecommunications companies to which the Company offers its FlowMole service. This allows the Company's field sales representatives and commissioned sales representation firms to offer both the CableCure and FlowMole services during sales calls.

     The use of CableCure fluids to extend cable life will reduce the size of the potential market for cable replacement available for FlowMole services and the services of the Company's guided drilling competitors. The Company believes, however, that it is able to offset any such reduction and expand the market for its services by offering the CableCure service to current customers as an additional service and to potential customers as a special service that distinguishes the Company from its competitors. For example, the Company offers a "Test, Treat or Replace" service combining both FlowMole and CableCure services. Test, Treat or Replace service provides for injection with CableCure fluid ("Treat") of deteriorating cables which have been evaluated as suitable injection candidates and replacement ("Replace") of cables evaluated as unsuitable for injection or where injection has been unsuccessful.

     In May 1995, Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession.
To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company. The Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has repeatedly indicated to the Company that it intends to continue conducting business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to discontinue the relationship. The Company's rights under the exclusive licensing agreement will eventually be determined in the bankruptcy proceeding.

THE MARKET

     OVERVIEW. Modern cities and suburbs rely on a network of cables and pipes buried beneath streets, sidewalks and landscaping to supply electric power, communications, natural gas, water and sewer services to individual homes and businesses. In most areas, these networks are installed as the land is initially developed, using machinery such as a backhoe or trencher to dig a trench along the desired path. The cables and pipes are then laid and the trench is filled. This approach is suited to undeveloped areas where there is easy access for machinery and where open trenches, construction traffic and noise cause no major disruption or inconvenience. Over time, however, the installation of surface improvements such as roads, sidewalks and landscaping makes the use of conventional excavation techniques costly and disruptive.

     The Company recognized the limitations of traditional excavation methods for installing utilities in established communities and neighborhoods and developed a proprietary technology to serve this segment of the utility installation market. Demand for installation and replacement in developed areas is driven by two factors. First, buried pipe and cable are made of metal or plastic and eventually degrade, necessitating replacement. Second, various utility companies in fully developed and mature urban and suburban areas seek to provide expanded services through the installation of additional telephone lines, installation of electrical lines with greater capacity or the extension of natural gas lines into areas previously unserved.

     Since the Company pioneered trenchless drilling technology for applications in the utility industry in 1985, the market place has undergone a major transformation. In those early years, utility customers had to be educated as to the relative benefits of trenchless drilling. Today, as more contractors offer trenchless services, the market has accepted trenchless technology to such an extent that it is now specified on certain jobs. In addition, the Company believes that there is a gradual and continuing trend among utilities to outsource services in order to become more efficient, which the Company believes has the potential to benefit the Company by increasing the pool of available projects. Such outsourcing is frequently accomplished through an open, competitive bidding process between qualified suppliers to the utility customer.

     ELECTRIC UTILITIES. The Company's primary focus to date has been the replacement of direct-buried electric distribution cable which came into widespread use in the early 1960s, as utilities responded to community pressure to remove or avoid the use of unsightly overhead wires. Published sources indicate that in excess of 50 million feet of electric cable have been buried each year since 1970. The Company believes that this direct-buried cable has an average underground life of 25 to 35 years and that cable failures will increase as the majority of the direct-buried cable approaches the end of its expected life.

     Cable failures generally result from deterioration of the inner plastic insulation caused by water absorption and/or by corrosion of the outer concentric neutral wires in unjacketed cable. Deterioration of the electric cable tends to be accelerated by high-voltage stress, high operating temperatures and environmental factors such as lightning strikes. Once electric cable has failed, the cable may be repaired by splicing in order to restore service to customers. After several failures occur in an area, an electric utility generally finds that replacement of the entire cable is not only necessary for maintaining good customer relations but cost-effective as well. For failures that result primarily from water absorption which causes "treeing" or progressive failure of the insulation, the CableCure chemical treatment process offers an alternative for repairing, rather than replacing, the cable and for preventive treatment to avoid deterioration. See "The CableCure Service" included in Part I, Item 1.

     TELECOMMUNICATIONS. The Company's second major market focus is the telecommunications industry, where the volume of direct-buried telecommunications cable exceeds the volume of direct-buried electric cable. Despite the larger potential telecommunications market, several factors differentiate the industry from the electric utility industry and serve to reduce the available market for the Company's services. These factors include lower telephone cable failure rates, a lower price for telecommunications replacement projects, smaller project size, and the practice of some telecommunications companies to contract with sole source providers who possess both overhead and underground installation capabilities. Notwithstanding these conditions, the Company has had some success in penetrating this market by increasing its productivity, competing primarily for larger installation projects, and subcontracting to sole source providers. See "North America Marketing and Sales" included in Part I, Item 1.

     Demand also exists for installation of telephone cable in developed areas where there is a need for additional lines. In addition, the expansion of fiber optic and interactive communication networks has created demand for installation of new telephone cables. Although the interstate fiber optic distribution system is substantially completed, the Company anticipates that substantial demand for local connections to the fiber optic network will occur in the future.

     OTHER. The Company's services are also used by natural gas, sewer and water utilities and for environmental remediation projects. The majority of the demand for the installation of natural gas pipe arises from the extension of services to developed but previously unserved areas, rather than replacement of existing pipe. The Company also provides services to contractors on special projects, such as those where the FlowMole drilling system's ability to drill under highways, railroad crossings and waterways makes it ideally suited. The Company is also continuing its efforts to develop and expand services in the large diameter and difficult soil markets.

INTERNATIONAL OPERATIONS

     The Company's international strategy consists of selling and leasing its FlowMole drilling systems and spare parts to businesses in Europe, Asia and South America. The Company also offers an underground utility installation service in the United Kingdom and CableCure installation service in Europe. On a selective basis, the Company may also choose to send its own crews to perform FlowMole or CableCure services in other continents as well. Operations in Europe are headquartered in Corby, Northamptonshire, United Kingdom and are conducted through the Company's wholly-owned subsidiary, FlowMole Limited. For a discussion of revenues, net income and assets with respect to European operations, see Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8. Beginning in January, 1992, Asian operations, specifically in Japan, were conducted through a joint venture in which the Company was a 50% owner. In fiscal 1994, the Company terminated this joint venture. Asian and South American operations are currently conducted through the Company's corporate headquarters in Kent, Washington.

NORTH AMERICAN MARKETING AND SALES

     When the Company first introduces its FlowMole drilling and CableCure services, its primary sales approach has been to identify and educate potential utility customers. The Company introduces customers to its services through intensive sales efforts which consist of presentations to corporate engineering and operations staff, with follow-up sales calls to district managers responsible for local construction programs. Multiple contacts are generally required at both corporate and district levels over an extended period of time. The Company may also perform small initial trial projects to acquaint first-time customers with the Company's services.

     The Company's sales approach for FlowMole services has changed in the electric utility and telecommunications markets from education of its customer base about the advantages of trenchless installation over conventional trenching techniques to differentiation of the Company's services from those of other trenchless installation contractors. The approach also includes introducing the customer to the CableCure service as an alternative to cable replacement. This approach reflects both the rapid acceptance in certain markets of trenchless installation and the emergence of competitors employing trenchless installation equipment. An increasing and substantial amount of trenchless work is being awarded through a competitive bidding process. This new practice is commonplace in both the telecommunications industry and the utility industry. A significant portion of the Company's utility projects in fiscal 1996 were obtained through competitive bidding.

     Sales are conducted through a sales and marketing organization which includes eight dedicated field sales representatives, a Vice President/Sales and Marketing, and operations personnel who conduct sales activities as part of their general responsibilities. The Company also uses commissioned sales representation firms in those locations where the use of Company-employed sales representatives would not be cost-effective. Operations personnel are managed through the Company's regional operations centers. Both the sales and operations personnel have responsibility for monitoring the quality of the Company's services and providing customer support. The sales and operations personnel are also responsible for preparation of contract and bid proposals within their regions.

     In fiscal 1996, the Company provided services to 261 customers in North America. Of those, 107 were utilities, consisting of 67 electric, 22 telecommunications, 6 gas and 12 other utilities. During the period from fiscal 1988 to fiscal 1995, the percentage of consolidated revenues from the Company's ten largest customers decreased from 77% to 46%. In fiscal 1996, sales to Virginia Electric and Power Company ("Virginia Power") amounted to 16% of the Company's consolidated revenues. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of revenues, net income and assets with respect to North American Operations, see Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8.

BACKLOG

     Current purchase orders and work orders in the FlowMole and CableCure businesses in North America typically provide for termination by the customer upon short notice. Similarly, the international business for the sale of equipment involves deliveries generally being made within 30 days of the date of order. As a result, the Company believes that it is not able to provide a record of firm backlog of sales orders that would be a meaningful indicator of future revenues.

NORTH AMERICAN OPERATIONS NETWORK

     The Company's basic strategy in North America is to offer customers, including other contractors, a utility installation service utilizing the FlowMole drilling systems operated by the Company's own specially-trained crews and the CableCure service using specially-trained Company crews or subcontractors. This specialty service approach allows the Company to control both the technology and the quality and safety of the work performed. By using Company crews and specially-trained subcontractors, changes in technology, operating procedures, training and maintenance are implemented with greater ease, and feedback on the impact of such changes in the field is facilitated.

     Operations in North America are divided into three major regions with 13 operations and service centers that have provided the Company's services to customers in 38 states and one province of Canada since the beginning of fiscal 1996. These centers operate with a high degree of autonomy and are responsible for performing utility services and managing day-to-day sales activities. Each center's field operations staff coordinates operations, including, on occasion, the movement of staff and equipment between operations centers to balance workload. FlowMole drilling system crews are based in these operations centers and typically consist of a crew manager with overall job responsibility, a field technician, and one or more assistants. CableCure injection crews are based at three of these operations centers, with each injection crew consisting of two to four members. Service to customers in new areas is generally provided on a remote basis by a crew from an existing operations center. If a sufficient level of work develops in an area, the Company opens an operations center for that area. A significant portion of the Company's profitability is attributable to the productivity of its field crews. The Company expends a significant amount of time and resources on educational and training programs to maintain and improve the quality of its service and promote safety. The Company has an incentive compensation system to reward operations managers, crew managers and crew members based on productivity, quality of service, measurements of safety and customer satisfaction.

     As of March 31, 1996, the Company had 88 FlowMole drilling systems currently available in North America. The number of fully utilized systems in operation at any one time will be less than the total available due to market factors, downtime, lost time in transit between job sites, weather, manpower availability, planned backup and other related factors. In fiscal 1996, the Company averaged 46 fully utilized systems in operation and reached a maximum, measured on a monthly basis, of 52 fully utilized systems in operation.

STRATEGY FOR ADDITIONAL SERVICES

     The Company's strategy includes the possible acquisition or development of additional services that can be provided to utilities through its network of operations centers.

     In February 1994, the Company established FESC, a corporate joint venture which supplied near-surface horizontal remediation systems, focusing exclusively on environmental applications of guided boring technology. Guided boring remediation technology can be technically superior to and more cost-effective than other remediation technologies in a number of circumstances, including, for example, in certain situations where surface operations cannot be disrupted, contamination has migrated off-site, surface structures interfere with vertical wells or trenching and disposal costs for excavated material are high. Guided boring remediation technology is not suitable for all circumstances, however, and as a relatively new technology has not yet gained wide acceptance. The Company performed all of the guided boring services supplied by FESC, as a subcontractor. FESC ceased operations as of December 1995. The Company maintains the guided boring skills and expertise but has no near term plans to emphasize the marketing of environmental drilling services.

     The Company is also engaged in ongoing development of technology and equipment that may permit it to expand further the services it provides. See "Research and Engineering" included in Part I, Item 1.

RESEARCH AND ENGINEERING

     The Company's research and engineering department possesses expertise in various disciplines critical to the FlowMole drilling systems, such as machine design, hydraulics, electronics, fluid cutting, drilling and heavy equipment design. The Company does not depend on outside contractors to any substantial degree for expertise in any of these disciplines. Engineers receive feedback from field crews which is used in their research and engineering efforts.

     In fiscal 1994, the Company concentrated its research and engineering program on the development of a new Series F Drilling Unit ("Series F Drill") and Series 7400 Field Power Unit ("7400 FPU") having higher torque and power. This program has been part of a continued effort to improve the strength and reliability of equipment in order to permit drilling of increasingly larger holes over longer distances and to penetrate more difficult soils.

In fiscal year 1995, the Company concentrated its research and engineering efforts on minor modifications to the Series F Drill and 7400 FPU and on the development of new electronics guidance systems and downhole tools for expanding the operating envelope of equipment. In fiscal year 1995, the Company introduced the Wireline Guidance System, a system that enhances guidance and productivity in specialty applications. In fiscal year 1995, the Company also engineered an upgrade kit for its existing fleet of Series D drills to increase pull force and torque, allowing installations of greater length and diameter width. In fiscal 1996, the Company concentrated on the development of a prototype for a new Series G Drilling Unit ("Series G Drill"). Field testing of the Series G Drill is expected to continue well into fiscal 1997. The Company also introduced a new steering tool. Long-term technology plans include more equipment automation to reduce labor costs and focusing on advancements in guidance and control.

MANUFACTURING

     Manufacturing operations have been comprised of the assembly of components supplied by a network of suppliers and the manufacture of selected components where there is a technical or strategic advantage to do so. Drill pipe and downhole guidance systems are manufactured by the Company in order to protect the confidentiality of proprietary technologies that are employed. There are a number of necessary components of drilling equipment that are outsourced, and the Company carefully monitors these relationships. The Company generally has alternative sources of outsourced components for drilling equipment manufactured by the Company. The Company has undertaken actions to obtain more competitive pricing on certain outsourced components. The Company also continuously assesses whether it is preferable to manufacture and assemble specific major components or to purchase them from suppliers.

     On April 2, 1996, the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment. In the future, the components of such equipment will be assembled by an outside supplier. No final selection of such a supplier has been made. The Company believes that multiple potential sources exist for the assembly services. The Company is evaluating the potential options for manufacturing equipment for its own use as well as for continued sales of new equipment to international customers. The assembly process has historically constituted only a small component of the overall cost of the equipment. Therefore, management believes that any potential increase in the ultimate equipment cost would not be material.

     CableCure fluids are obtained solely from Dow Corning under an exclusive license and distribution agreement between the Company and Dow Corning. See "The CableCure Service" included in Part I, Item 1. Additionally, certain injection components used in the CableCure injection process are obtained from a sole source supplier. As a result, the cost of injecting certain sizes of cable may be substantially increased if a special order is required to obtain the needed injection components. The Company attempts to carry several months supply of these components to mitigate the risk of service disruption if its supplier should choose to exit this business. The Company believes that an alternate supplier would be available but there can be no assurance that a service disruption could be avoided.

PATENTS, LICENSES AND TRADEMARKS


     The Company attempts to preserve its proprietary technology through patent filings and, in the United States, by providing services rather than making unrestricted sales of equipment. In June 1987 and November 1988, the Company was granted U. S. patents covering certain principal features of the FlowMole fluidjet drilling system. In May 1989, the Company received notice that a European patent application corresponding in part to these two U. S. patents had also been granted. In October 1991, that patent was declared invalid in an administrative opposition proceeding conducted in the European Patent Office. The Company appealed the matter and, on October 8, 1993, received a favorable provisional decision by the appeals panel of the European Patent Office. Statements by both sides in response to the provisional opinion have been filed and an oral hearing was scheduled to take place in the fall of 1995. Prior to the oral hearing, the oppositions were withdrawn See "Legal Proceedings," included in Part I, Item 3. The Company has also been granted a number of U. S. and foreign patents related to drilling technology and electronics associated with locating and sensing. To date, the Company has been granted a total of 14 patents in the United States relating to underground drilling. Applications for what the Company believes are its most valuable patents have also been filed in the foreign countries which the Company has identified as most important to its current and prospective operations. Due to recent amendments to U.S. patent laws, patents granted by the United States Patent and Trademark Office generally expire 20 years from filing. The Company's first patent will expire in 2006.
In addition to protecting its technology with patents, the Company follows procedures designed to preserve trade secrets.

     The Company developed guided drilling technology which is the subject of a number of patents and pending applications under contract with FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership ("FlowMole Partners"), and subsequently acquired that technology in exchange for a royalty. In June 1993, the Company entered into an agreement with FlowMole Partners settling a dispute over the payment of royalties and terminating future royalty obligations. The Company has also obtained trademark registrations in the United States and certain foreign countries for the trademarks "UTILX," "FlowMole" and "CableCure" and in the United States for the trademarks "GuideDril," "FlowCator" and "The Service You Can't See."

     In September 1991, the Company purchased the exclusive rights to market the CableCure process to utility companies and other related assets pursuant to an Exclusive License and Distribution Agreement with Dow Corning. The agreement terminates when the last patent subject to the agreement expires and upon other events specified in the agreement. To date, Dow Corning has expressed a desire to continue the agreement. For a discussion of the terms of the Exclusive License and Distribution Agreement, see Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of the CableCure business, see "The CableCure Service" included in Part I, Item 1.

     Although the Company attempts to protect its proprietary technology through available legal means as well as through its sales and distribution methods, certain aspects of its technology are not patentable and may not be protectible through trademark or trade secret law or outstanding licenses. Furthermore, enforcement of the Company's intellectual property rights frequently involves litigation, which may be costly and time consuming. It may not always be possible or cost-effective for the Company to attempt to enforce all of its intellectual property rights in all jurisdictions. Consequently, the Company does not rely exclusively on patents or other intellectual property rights to protect its existing technological advantages, but also attempts to preserve and augment them through a continuous program of research and engineering. See "Research and Engineering" included in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995 -- Operating Expenses," included in Part II, Item 7.

COMPETITION

     UTILX provides FlowMole services in the United States and the United Kingdom, provides CableCure services in the United States, Canada and Europe, and sells equipment outside the United States.

     FlowMole services for underground utility installation compete with small, regional and multiregional utility contractors who use both conventional trenching equipment and competitive guided drilling equipment. Many of these contractors also provide additional installation-related services and possess other capabilities which in some circumstances may cause them to be judged a better choice by potential customers. In addition, conventional trenching contractors are often able to provide lower-priced services where disruption of the surface is not a significant concern and in soil containing substantial rock, underground improvements or other similar obstacles.

     CableCure services are sold as an alternative to cable replacement. CableCure services are priced at a discount to the total cost of cable replacement in order to make the CableCure service an attractive economic choice, after taking into account the benefits of the longer anticipated service life from replacement cable. Any factor which would significantly reduce the cost of cable replacement could adversely affect CableCure's competitive position. The Company is currently unaware of any product or service that competes with its CableCure service, but competitive products could be developed in the future.

     International equipment sales are subject to increasing competition from a large number of U.S. and European manufacturers of guided drilling equipment. Many of these manufacturers offer equipment that is currently comparable to the Company's equipment in the quantifiable measures of performance, such as thrust, pull back and torque. However, the Company believes that its equipment is superior in overall performance, quality and durability. Nonetheless, some of these manufacturers have greater financial and other resources than the Company and have improved the capabilities of their equipment over time. The prices charged for competitors' equipment are subject to the markups applied by local distributors, which vary from country to country, and are often influenced by the degree of competition and may be greater than, comparable to, or less than the Company's prices. The Company has not observed that there is a single principal competitor. Rather, the competitive significance in an international market of the equipment provided by a specific manufacturer appears to be related to the performance of the manufacturer's local licensed distributor.

     Price competition in the market for utility installation services and in international markets for equipment sales is primarily a result of the increasing availability and quality of guided drilling equipment from other equipment manufacturers. The Company believes that continued improvements in guided drilling equipment on the part of the Company and other manufacturers will serve to increase both the demand for guided drilling services and equipment and the price competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation," Part II, Item 7 for a discussion of the effects of competition on financial performance.

GOVERNMENT REGULATIONS

     Federal, state and local provisions regulating construction, land use or the protection of the environment and work safety and health are the principal governmental regulations affecting the Company. To date, such regulations have not had a material adverse impact on the Company's operations. The Company's manufacturing processes are limited in scope and the Company believes that hazardous waste generated by the manufacturing process is disposed of in compliance with applicable laws. The bentonite drilling mud which the Company uses in the FlowMole drilling process is an inert substance, the use of which is not generally restricted by environmental laws. Similarly, the CableCure service utilizes substances which are not generally subject to regulation. Environmental issues may arise in connection with the risk of drilling in contaminated soil, such as subcontract work performed for FESC. Those risks arise from disturbing contaminated soil and other risks potentially encountered when providing remediation services at a contaminated site. To date, the Company has not incurred any material liability under state or federal environmental laws or regulations as a result of its work in contaminated soil. However, to the extent that the Company performs services on contaminated sites, it may increase its exposure to potential liability under such laws and regulations. In addition, the Company cannot predict the impact on its operations of future developments such as the improved capability to detect substances in the environment, the adoption of new and increasingly strict environmental laws and regulations, and stricter enforcement of such laws and regulations.

EMPLOYEES

     As of March 31, 1996, worldwide employment of the Company totaled
515 individuals, of which 489 were employed on a full-time, regular basis and 26 were employed in various temporary, part-time and on-call capacities. Of the Company's 486 employees in the United States, 96 were based in Kent, Washington and 390 in regional operations and sales centers. A total of 12 employees were engaged in North American sales and marketing, 388 in operations, 38 in manufacturing, 9 in research and engineering, and 39 in general and administrative functions. In Europe, 18 were engaged in engineering and operations and 11 were engaged in sales and general and administrative functions. Currently, the Company is a party to collective bargaining agreements with three labor organizations covering approximately 19 employees in Chicago, Illinois, Houston, Texas and Minnesota. The Company is considering work in certain other markets and for certain customers which may also require the use of unionized labor. In April 2, 1996, the Company announced a restructuring designed to eliminate 40 positions at its Kent, Washington facility.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 14, 1996, the following persons were the executive officers of the Company, who serve at the discretion of the Board and are not elected for a fixed term of office:

     JAMES E. BARTHOLOMEW (age 42) has been Vice President/Northeast Region since March 1994 and was Director of Northeast Operations from February 1991 to March 1994 and New Jersey Operations Manager from April 1985 to January 1991.

     M. BRUCE BOSWELL (age 58) has been Vice President/Manufacturing and Engineering since May 1995. From October 1994 to May 1995, he served as Vice President/Manufacturing. From 1962 to September 1994, he was employed by Westinghouse Electric Corporation, a diversified, technology-based company, most recently as its General Manager, Westinghouse Magnet Systems Division and previously as its President, Westinghouse Materials Company of Ohio and West Valley Nuclear Services Company.

     ALBERT W. CHAU (age 47) has been Vice President/Research and Engineering since October 1992 and was Director of Research and Development from August 1990 to October 1992. He was Director of Electronics System Development from November 1988 to August 1990, Project Manager from December 1986 to October 1988, and Project Engineer from November 1984 to November 1986.

     GREGORY W. DAUL (age 50) has been Senior Vice President/North American Operations since August 1994. From July 1991 to July 1994, he was President of Pyropower Corporation, a solid fuel combustion technology company. From March 1985 to June 1991, he was employed by North American Energy Services Company, a utility services company, most recently as its Vice President Construction and Maintenance Services.

     CRAIG E. DAVIES (age 53) has been a director of the Company and President and Chief Executive Officer since April 1994. From May 1993 to April 1994, he was employed by Sithe Energies, a publicly owned developer, owner and operator of independent electric power generating facilities, most recently as Vice President and Chief Operating Officer. From August 1985 to May 1993, he was President and Chief Executive Officer of North American Energy Services Company, a utility services company, and from August 1985 to November 1992, he served as Chairman of the Board. For the prior 16 years, he held a succession of management and executive positions with Westinghouse Electric Corporation, a diversified, technology-based company. Mr. Davies is also an officer and director of FlowMole Export Sales Corporation, a wholly-owned subsidiary of the Company.

     THOMAS L. MARKL (age 48) has been Vice President/Sales and Marketing and Secretary since May 1995. From June 1994 to May 1995, he served as Vice President/Marketing, and he was elected Secretary in April 1995. In addition, from September 1995 to April 1996, Mr. Markl was responsible for overseeing operations of the Company's Western Region. From March 1986 to April 1994, he was employed by North American Energy Services Company, a utility services company, most recently as its Senior Vice President and previously as its Vice President, Marketing. Mr. Markl is also an officer and director of FlowMole Export Sales Corporation, a wholly-owned subsidiary of the Company.

     LARRY D. PIHL (age 37) has been Vice President, Chief Financial Officer and Treasurer since May 1995 and has been Controller since July 1994. From July 1981 to June 1994, he was employed by Coopers & Lybrand L.L.P., an accounting firm, most recently as its Seattle Office Director of Finance, Personnel & Administration, and as Audit Manager. Mr. Pihl is also an officer and director of FlowMole Export Sales Corporation, a wholly-owned subsidiary of the Company.


     SCOTT E. REYNOLDS (age 44) has been Vice President, Western Region since February 1996, and was Director, Western Region from July 1994 to February 1996. From December 1986 to July 1994, he was employed by North American Energy Services Company, a utility services company, as Director of Maintenance and Modification Services.

ITEM 2. PROPERTIES

     The Company's lease for its corporate headquarters and manufacturing facilities of approximately 44,000 square feet located in Kent, Washington expires on January 31, 1998. The Company believes that these facilities will exceed its needs for the foreseeable future and anticipates reducing its square footage under lease upon expiration of this lease or at an earlier date if feasible. In addition, the Company leases approximately 116,000 total square feet of space for operations and storage purposes in Alabama, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, Ohio, Oklahoma, Tennessee, Virginia and Washington and approximately 11,000 square feet of space for an operations center in Corby, England. To preserve the flexibility to relocate its operations centers in order to respond to market needs, the Company generally attempts to enter into leases for such facilities ranging from one to three years.

ITEM 3.  LEGAL PROCEEDINGS

     EUROPEAN PATENT MATTERS. In May 1989, the Company was granted European Patent No. 0 195 559 by the European Patent Office covering subject matter related to the Company's drilling technology similar to two patents previously granted to the Company in the United States in June 1987 and November 1988. In October 1991, an Opposition Board of the European Patent Office revoked the patent. The Company appealed the ruling. On October 8, 1993, the Technical Board of Appeal issued a provisional opinion favorable to the Company. The Company and opposers both filed statements in response to the provisional opinion and an oral hearing before the Technical Board of Appeal was scheduled to take place on October 25, 1995. Prior to the oral hearing, the oppositions were withdrawn. As a result, the Appeal hearing was canceled and the patent was subsequently upheld in an amended form by the European Patent Office.

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

     OTHER. The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1996.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "UTLX." The following table sets forth the high and low stock prices for the Company's Common Stock as reported during the quarters indicated. The closing price for the Common Stock on June 14, 1996 as reported on the Nasdaq National Market was $2-7/8.

                                                  HIGH            LOW
                                                --------        -------
      1996 FISCAL YEAR
      ----------------

      1st Quarter Ending June 30, 1995           $3 7/8           $2 9/16
      2nd Quarter Ending September 30, 1995       3 1/2            2 3/4
      3rd Quarter Ending December 31, 1995        3 1/4            1 3/4
      4th Quarter Ending March 31, 1996           2 5/16           1 1/2

      1995 FISCAL YEAR
      ----------------

      1st Quarter Ending June 30, 1994           $5 5/8           $4 7/8
      2nd Quarter Ending September 30, 1994       5 3/8            3 1/8
      3rd Quarter Ending December 31, 1994        4 3/8            3 1/8
      4th Quarter Ending March 31, 1995           3 1/8            2 7/8


     The Company currently intends to retain its earnings to fund the development and growth of its business. The Company has not paid cash dividends on Common Stock to date and does not anticipate doing so in the foreseeable future.

     At May 31, 1996, the number of stockholders of record holding Common Stock was 454. The Company estimates that there are approximately 3,700 additional stockholders holding Common Stock in brokerage accounts.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR FINANCIAL SUMMARY:

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                              ----------------------------------------------------
                                                                  1996      1995      1994      1993      1992
                                                                  ----      ----      ----      ----      ----
                                                                    (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                                         $48,993   $49,717   $49,077   $47,759   $51,647
Gross profit                                                       6,408     6,744    13,069    12,969    16,865
Operating income (loss) excluding royalty litigation
  and settlement expenses                                         (2,680)   (2,531)    4,079     1,295     4,234
Royalty litigation and settlement expenses                                                       7,833
Operating income (loss)                                           (2,680)   (2,531)    4,079    (6,538)    4,234
Income (loss) before income taxes                                 (2,589)   (2,821)    4,338    (5,935)    4,738
Net income (loss)                                                 (4,489)   (2,022)    3,331    (4,009)    2,961

Earnings (loss) per share:
  Primary                                                         ($0.62)   ($0.28)    $0.46    ($0.55)    $0.40
  Fully diluted                                                   ($0.62)   ($0.28)    $0.46    ($0.55)    $0.40

Weighted average shares outstanding:
  Primary                                                          7,185     7,203     7,232     7,229     7,485
  Fully diluted                                                    7,185     7,204     7,246     7,231     7,485


                                                                                 AS OF MARCH 31,
                                                              ----------------------------------------------------
                                                                  1996      1995      1994      1993      1992
                                                                  ----      ----      ----      ----      ----
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                                                   $13,349   $18,073   $18,345   $12,298   $19,717
Total assets                                                       30,624    35,348    35,761    39,990    39,726
Long-term portion of capital lease obligations                                                              1,163
Common stockholders' equity                                        23,456    28,070    29,648    23,840    29,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                    PERCENTAGE OF REVENUES           PERIOD TO PERIOD PERCENTAGE
                                                     YEAR ENDED MARCH 31,                 INCREASE (DECREASE)
                                                  --------------------------              -------------------
                                                1996         1995         1994        1995-1996       1994-1995
                                                ----         ----         ----        ---------       ---------
Revenues                                       100.0%       100.0%       100.0%          (1.5)%             1.3%
Cost of revenues                                86.9         86.5         73.4           (0.9)             19.4
                                               -----        -----        -----         ------          --------
Gross profit                                    13.1         13.5         26.6           (5.0)            (48.5)
                                               -----        -----        -----         ------          --------
Operating expenses:
  Selling, general and administrative           17.2         15.5         15.7            9.3               0.0
  Research and engineering                       1.4          3.1          2.6          (57.4)             21.9
                                               -----        -----        -----         ------          --------
  Total operating expenses                      18.6         18.6         18.3           (2.0)              3.2
                                               -----        -----        -----         ------          --------
Operating income (loss)                         (5.5)        (5.1)         8.3           (5.9)           (162.3)
Other income (expense):
  Interest income (expense), net                (0.2)         0.2          0.4         (190.1)            (55.8)
  Other                                          0.4         (0.8)         0.1          146.5          (1,396.4)
                                               -----        -----        -----         ------          --------
Income (loss) before income taxes               (5.3)        (5.7)         8.8            8.2            (165.0)
Income tax expense (benefit)                     3.9         (1.6)         2.1         (337.8)           (179.3)
                                               -----        -----        -----         ------          --------
Net income (loss)                               (9.2)%       (4.1)%        6.7%        (122.0)%          (160.7)%
                                               -----        -----        -----         ------          --------
                                               -----        -----        -----         ------          --------

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     REVENUES. Consolidated revenues decreased 1.5%, due to a 14% decrease in revenues from FlowMole drilling activities in North America ("FlowMole operations") offset by a 101% increase in North American CableCure revenue and a 10% increase in revenue from the Company's international operations.

     FlowMole revenues in fiscal 1996 were $33.4 million, compared to $38.7 million in fiscal 1995. FlowMole operations accounted for 68% and 78% of consolidated revenues for fiscal 1996 and 1995, respectively. The decrease in revenue from FlowMole operations in fiscal 1996 was primarily a result of a planned crew reduction which occurred between April 1995 and July 1995, in addition to the continued impact of competition on pricing and on the Company's ability to obtain work. As a result of the crew reductions, the Company experienced periods of limited capacity during much of fiscal 1996, and did not rebuild its crew count to the prior year level until November 1995. In addition, severe winter weather throughout the eastern United States adversely affected the Company's FlowMole revenues in the fourth quarter of fiscal 1996. FlowMole revenues in the fourth quarter of fiscal 1996 were $7.3 million, compared to $9.3 million in the same period of fiscal 1995. As a result of the above factors, the weighted average number of fully utilized FlowMole drilling systems in operation during fiscal 1996 was 46, compared to 54 in fiscal 1995.

     CableCure revenues in North America increased to $7.9 million in fiscal 1996, compared to $3.9 million in fiscal 1995. The total cable injected in North America increased to 1.2 million feet in fiscal 1996, compared to approximately 500,000 feet in fiscal 1995. Much of this increase is attributable to increased revenues from customers choosing a "Test, Treat or Replace" contract. Under such a contract, the Company is assigned certain spans of cable which are tested for splices or corrosion, and either injected with CableCure fluid or replaced by the Company's FlowMole crews. Most cable can be injected, and the Company attempts to schedule the replacement portions of such work in a manner that affords maximum productivity.

     Revenue from the Company's international operations increased to $7.7 million in fiscal 1996, compared to $7.0 million in fiscal 1995, due to increased revenues from service operations and spare parts sales in Asia. Increased sales of equipment in Asia offset decreased sales of equipment in Europe. Total revenues from equipment sales was unchanged at $3.4 million in both fiscal 1996 and fiscal 1995.

     GROSS PROFIT. Gross profit, as a percentage of revenues, decreased to 13.1% of total revenues in fiscal 1996, compared to 13.5% of total revenues in fiscal 1995. Gross profit from FlowMole operations was adversely affected by the lower revenue levels and increasing customer requirements for additional ancillary services under drilling contracts. The fixed costs of FlowMole operations are a significant component of total costs, and gross profit as a percentage of revenue declined significantly in fiscal 1996. This effect was partially offset by higher gross profit levels from increased CableCure activities. The Company restructured its CableCure hiring and training practices in fiscal 1996, and crews began to achieve a high level of improved productivity, measured in terms of feet injected per day, during the second quarter of fiscal 1996, which served to boost gross profit.

     The Company experienced an increase in gross profit percentage in its international operations compared to fiscal 1995. The Company generates a higher margin on international services and international spare parts sales, so the increased mix of services and spare parts revenue aided overall gross profit. Average profit margins on equipment sales improved slightly as well.

     OPERATING EXPENSES. Selling, general and administrative expenses increased by 9.3% in fiscal 1996 compared to fiscal 1995. Research and engineering expenses decreased by 57.4% in fiscal 1996 compared to fiscal 1995.

     The increase in selling, general and administrative expenses was primarily due to having a full year of expenses in fiscal 1996 from sales and administrative positions added during fiscal 1995, as well as a $125,000 provision for severance and outplacement benefits recorded in the fourth quarter of fiscal 1996. The decreased research and engineering costs in fiscal 1996 reflect the completion of the Company's fiscal 1995 efforts to refine and improve its Series F Drill and 7400 FPU, as well as a reduction in the level of contracted research expenses performed in connection with its CableCure activities.

     OPERATING INCOME. As a result of the foregoing factors, the Company reported an operating loss of $2,680,000, or 5.5% of revenues, in fiscal 1996, compared to an operating loss of $2,531,000, or 5.1% of revenues, in fiscal 1995.

     OTHER INCOME AND EXPENSE. Net interest income (expense) was an expense of $91,000 in fiscal 1996, compared to income of $101,000 in fiscal 1995, due to higher levels of borrowing on the Company's line of credit during fiscal 1996. In fiscal 1995, the Company reported an expense of $378,000, due to its share of the startup losses of its environmental joint venture, FESC. In fiscal 1996, the Company reported a gain of $17,000 from the operations of FESC, which ceased operations in December 1995. See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     INCOME TAX BENEFIT. The Company reported a provision of $2,601,000 in the fourth quarter of fiscal 1996 to provide a valuation allowance against the full amount of its net deferred tax assets. Excluding this charge, the Company's income tax benefit for fiscal 1996 would have been $699,000, and the effective federal and state tax rate would have been 27% in fiscal 1996, compared to 28% in fiscal 1995. In fiscal 1996 and 1995, nondeductible expenses reduced the Company's income tax benefit and were the primary causes of the low effective tax rate (in comparison to the 34% federal tax rate). See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     NET LOSS. As a result of the foregoing factors, the Company reported a net loss of $4,489,000 ($1,888,000 before the provision for a deferred tax valuation allowance) in fiscal 1996, compared to a net loss of $2,022,000 in fiscal 1995.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     REVENUES. Consolidated revenues increased 1%, due to an 11% increase in revenues from FlowMole operations offset by decreases in North American CableCure revenue and revenue from the Company's international operations.

     FlowMole operations accounted for 78% and 71% of consolidated revenues for fiscal 1995 and 1994, respectively. The increased revenue from FlowMole operations in fiscal 1995 was primarily a result of a 10% increase in total footage drilled during fiscal 1995, compared to fiscal 1994. The weighted average number of fully utilized FlowMole drilling systems in operation during fiscal 1995 was 54, up from 47 in fiscal 1994.

     The Company has experienced a long-term trend of declining prices, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. Although the Company's average price per foot drilled in fiscal 1995 increased slightly over its fiscal 1994 results, the Company attributes this increase to having performed a larger percentage of more difficult projects (e.g., larger diameters) for which the Company receives a higher price per foot. Adjusting for the increased work difficulty, the Company believes that its average price for identical work has decreased in fiscal 1995, compared to fiscal 1994 pricing.

     CableCure revenues in North America decreased 13% in fiscal 1995, compared to 1994 levels. Much of this decrease is attributable to lower revenues from Florida Power & Light, which had previously been the Company's largest CableCure customer. The Company has successfully obtained initial projects from a large number of new customers since acquiring the CableCure business in fiscal 1992. In fiscal 1995, the number of customers increased to 42, compared to 37 in fiscal 1994 and 24 in fiscal 1993. However, these initial demonstration projects typically are not large in scope and there can be no assurance of the ultimate revenue to be earned from such new customers in the future. In addition, the market price for CableCure injection services is affected by the decreasing prices for cable replacement, and the Company has decreased the price per foot charged for its injection services.

     Revenue from the Company's international operations decreased by 24% in fiscal 1995, compared to fiscal 1994. The Company reported a nonrecurring gain in fiscal 1994 from the settlement of arbitration with FlowTex, accounting for 9% of the decrease. The remainder of the decrease was due to decreased revenue from international sales of equipment, offset in part by increased revenues from service operations in the United Kingdom, international CableCure revenues, and spare parts sales. The price at which the Company is able to sell its equipment in certain international markets decreased in fiscal 1995, compared to fiscal 1994 levels, primarily due to increased competition for equipment sales from competitor manufacturers. The number of FlowMole drilling systems sold in fiscal 1995 was adversely affected by delays in receiving orders for the Company's new Series F Drill. The Company shipped its first prototype Series F Drill at the beginning of fiscal 1995 for use in demonstration projects. Subsequently, the Company made minor modifications to the Series F Drill and companion 7400 FPU, and began manufacturing and shipping the modified Series F Drill and 7400 FPU in the third quarter of fiscal 1995.

     Revenues from the Company's Revalt division were not significant in fiscal 1994, and the division was sold at the end of the first quarter of fiscal 1995.

     GROSS PROFIT. Gross profit, as a percentage of revenues, decreased to 13.5% of total revenues in fiscal 1995, compared to 26.6% of total revenues in fiscal 1994. Gross profit from FlowMole operations was adversely affected by the continued trend of declining prices and requirements to provide additional ancillary services under drilling contracts. In addition, in certain regions the Company experienced high levels of employee turnover and high percentages of remote work. In late December 1994, the Company closed its Atlanta office and merged the Southeast region into another region. Consequently, two service centers were opened in locations closer to customers in an effort to reduce costs associated with crew travel.

     Gross profit was also adversely affected by additional reserves provided in the third quarter of fiscal 1995 for casualty losses under the Company's loss-sensitive insurance program and for increased state tax reserves due to current audits by state and local jurisdictions.

     The Company experienced a lower gross profit percentage from CableCure operations, primarily attributable to performing a large number of smaller demonstration projects and to lower pricing from Florida Power & Light. The Company also relied heavily on specialized subcontractors for services in order to meet a short-term increase in the volume of work required by customers during the third quarter of fiscal 1995, which adversely affected overall gross profit.

     The Company experienced a decrease in gross profit percentage in its international operations compared to fiscal 1994. Fiscal 1994 gross profit was favorably affected by having a gain from settlement of arbitration, and having recorded several sales of previously leased equipment, which generated large gross profit amounts as the equipment was fully depreciated. Competitive pressures on pricing in fiscal 1995 caused further reductions in gross profit.

     OPERATING EXPENSES. Selling, general and administrative expenses, including royalties and profit sharing expenses, as a percentage of revenues, decreased by 0.2% in fiscal 1995, compared to fiscal 1994. Research and engineering expenses, as a percentage of revenues, increased by 0.5% in fiscal 1995, compared to fiscal 1994.

     During fiscal 1995, the Company temporarily reduced its North American sales force from eight to five employees. In January 1995, the Company hired three new sales employees in geographic regions where the Company believes it can gain additional market share. The Company also hired, in late fiscal 1995, a full-time employee dedicated to Central and South American sales activities, replacing a consultant used previously. Royalties and profit sharing expenses are no longer a significant portion of the Company's expenses, as the Company ceased paying royalties to FlowMole Partners after fiscal 1993. The Company is required to pay Dow Corning one-half of the adjusted net profits before tax generated by its CableCure operations pursuant to its license agreement; no such payments were earned in connection with fiscal 1995 operations.

     The increased research and engineering costs in fiscal 1995 reflect the Company's efforts to refine and improve its Series F Drill and 7400 FPU, as well as to continue developing new tools designed to enhance crew profitability and the attractiveness of FlowMole drilling systems to international customers.

     OPERATING INCOME. As a result of the foregoing factors, the Company reported an operating loss of $2,531,000, or 5.1% of revenues, in fiscal 1995, compared to operating income of $4,079,000, or 8.3% of revenues, in fiscal 1994.

     OTHER INCOME AND EXPENSE. Interest income decreased to $101,000 in fiscal 1995, compared to $231,000 in fiscal 1994 due to lower levels of cash available for investment during fiscal 1995. In fiscal 1995, the Company reported an expense of $378,000, due to its share of the startup losses of its environmental joint venture, FESC.

     INCOME TAX EXPENSE (BENEFIT). The Company's effective federal and state tax rate was 28% in fiscal 1995, compared to 23% in fiscal 1994. In fiscal 1995, nondeductible expenses and state income tax effects were the primary causes of the low effective tax rate (in comparison to the 34% federal tax rate). In fiscal 1994, the reversal of a deferred tax valuation reserve was the primary contributor to the low effective tax rate.

     NET LOSS. As a result of the foregoing factors, the Company reported a net loss of $2,022,000 in fiscal 1994, compared to net income of $3,331,000 in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its early growth and the commercial introduction of its services through equipment sale leaseback financing, and the issuance of debt and equity securities, including the sale of Common Stock in an initial public offering in March 1988. Since its initial public offering, the Company has primarily financed its operations through cash flow from operations, cash reserves, and periodic usage of its line of credit.

     The Company's cash and cash equivalents totaled $495,000 at March 31, 1996. During fiscal 1996, the Company incurred capital expenditures of approximately $3,138,000, primarily for upgrades and additions to its fleet of drilling equipment and purchases of conventional and other equipment in order to respond to its customers requests for expanded ancillary service capabilities. Uses of cash also included approximately $1,400,000 to fund insurance and other reserves accrued during fiscal 1995. The Company expects to continue the periodic use of its line of credit to meet its short term financing needs, due to seasonal and other factors which impact the carrying amounts of accounts receivable, inventories, accounts payable and accrued liabilities.

     At March 31, 1996, the Company had an available bank credit facility of $5,000,000, and an outstanding balance on the facility of $2,500,000. The credit facility expires during fiscal 1997; however, the Company expects to be able to obtain a renewal of the facility.

REVIEW AND OUTLOOK

     FLOWMOLE OPERATIONS. The Company currently has equipment to field 88 FlowMole systems, and personnel to field between 55 and 70 crews, depending on the mix of work available. The personnel level is consistent with the peak level achieved during fiscal 1996. The equipment level reflects the addition of five Vector drilling systems and one Series F drilling system; these additions were targeted at changing the mix of equipment available. The Company typically plans for excess equipment to allow time for preventative maintenance, matching of equipment to job types, mobilization time, or other equipment downtime factors. The Company's current crew capacity exceeds its fiscal 1996 level, and the Company plans to maintain these higher levels throughout fiscal 1997. However, the Company's revenue levels from FlowMole operations, and the weighted average number of systems in operation on any given day, are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company may also choose to increase or decrease its capacity; however the current plan is to only add crews or equipment when a high degree of confidence exists in the Company's ability to keep the added crews busy. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Risk Factors", below.

     CABLECURE OPERATIONS. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process, including an increased level of work under "Test, Treat or Replace" contracts. The Company has projected an increase to 2 million feet of cable injected with CableCure fluid in the United States in fiscal 1997. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. See "Competition" under Part I, Item I. The increased trend towards customer requirements for turnkey services will also place pressure on the level of labor and other costs required to deliver the CableCure service. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under COMPETITION, SEASONAL FACTORS, UTILITIES' BUDGETARY CONSIDERATIONS and DOW CORNING CORPORATION included under "Risk Factors", below.

     INTERNATIONAL OPERATIONS. The Company intends to emphasize its service businesses and continuation of its spare parts revenues in future international operations.

     The Company operated three drilling crews in the United Kingdom in fiscal 1996 and fiscal 1995, and has increased to four crews in fiscal 1997 with plans for further expansion. Revenues from drilling operations in the United Kingdom were 19% and 22% of revenue from international operations in fiscal 1996 and fiscal 1995, respectively. Customer orders for United Kingdom drilling services are typically of very short duration, so sudden unanticipated changes in the level of competition or customer demand could have an immediate adverse impact on the Company's operations.

     CableCure services in Europe have been concentrated in Germany and Austria. Revenue levels, primarily from small demonstration projects, were approximately $500,000 in both fiscal 1996 and fiscal 1995. The Company believes that potential exists for growth in European CableCure services, but customer acceptance of the CableCure process is proceeding slowly in Europe, as it did in past years in the United States. The Company plans to continue expanding its sales efforts throughout Europe

     Spare parts sales accounted for 20% and 18% of revenue from international operations in fiscal 1996 and fiscal 1995, respectively. The Company expects to be able to maintain or increase its spare parts sales, due to the sales of additional new equipment in fiscal 1996 and any such sales in the future. The Company currently has inventories of new equipment available for sale in the first two quarters of fiscal 1997, at levels equivalent to the prior year. See the discussion below under "OPERATING EXPENSES AND RESTRUCTURING ACTIVITIES". Because the Company has yet to make any final decisions about future sources of manufacturing of new equipment, it cannot predict the level of any future equipment sales, and risk exists that its potential equipment customers and existing spare parts customers may award their business to competitors prior to any final such decision being implemented. Therefore, the Company cannot predict any future level of equipment sales, and spare parts sales may also be adversely affected.

     OPERATING EXPENSES AND RESTRUCTURING ACTIVITIES. On April 2, 1996, the Company announced a restructuring designed to reduce headcount, overhead and inventory costs by outsourcing its internal manufacturing of new FlowMole drilling equipment. As a result of this restructuring, the Company also initiated a plan designed to eliminate 40 manufacturing and administrative jobs at its Kent, Washington headquarters, and to reduce operating expenses by $1.5 million in fiscal 1997, compared to fiscal 1996 levels. Because the Company has not yet operated at these reduced levels, there can be no assurance that the Company will be able to achieve or maintain the targeted expense reductions. Also, subsequent changes in the Company's business may require offsetting spending increases in other areas.

     Previously, the Company had designed and engineered its own equipment and assembled the equipment from components manufactured by outside vendors. As a result of the restructuring, the Company plans to outsource all manufacturing and assembly of equipment. No final decision has yet been made about the vendor for the final assembly process. Although the Company expects to have multiple options for obtaining such services, the ultimate cost of new equipment in the future may increase from past levels. The Company has a prototype Series G Drill under testing, and expects that the testing process, finalization of design, selection of a final vendor and receipt of completed Series G Drills, will not be completed until at least late 1996 or early 1997.

     The Company is required to pay a royalty to Dow Corning based on the net profits from CableCure services, as defined in the underlying exclusive license agreement. The level of such provisions for royalty expenditures will increase if the projections of improving levels of CableCure revenues are achieved. Such royalty payments were not material in fiscal 1996 or fiscal 1995. See Note 15 of Notes to Consolidated Financial Statements included in
Part II, Item 8.

     CAPITAL EXPENDITURES AND OTHER MATTERS. The Company expects to continue to require substantial levels of capital spending.

     In fiscal 1997, capital spending will emphasize upgrading of existing field power units to support existing Series D Drills and future production of Series G Drills, as well as the purchase of additional conventional equipment, such as backhoes, to support customer requirements for increased turnkey capabilities. In addition, if the Company is unable to sell its remaining inventory of existing equipment, such equipment may be placed into service with the Company's own crews.

     The Company's line of credit expires on November 30, 1996. The Company expects to be able to negotiate an extension of this credit facility, or obtain a replacement facility from another financial institution, at similar terms and interest rates. The Company's financial performance through September 30, 1996 will be a factor in determining the Company's ability to achieve the renewal without an increase in borrowing costs.

     The Company expects to be able to finance its capital expenditures through cash generated by operations, together with the periodic use of its line of credit. The Company may also rely on lease financing for the acquisition of capital equipment. However, there can be no assurance that such sources of financing will be available on acceptable terms, and the Company may be forced to delay or reduce its capital spending as a result.

     OTHER MATTERS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of FAS 121 is required in fiscal 1997. The impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes a fair value based method of accounting for stock-based compensation plans for encourages entitles to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to stock option plans. See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     FORWARD LOOKING INFORMATION. This fiscal 1996 Form 10-K contains forward looking statements, in addition to those under the caption "Review and Outlook". Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook" and those described under "Risk Factors", below.

RISK FACTORS

     COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The Company's average price per foot drilled or injected in fiscal 1996 decreased slightly over its fiscal 1995 results. The trend of falling prices for guided boring services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of these decreases.

     SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing its CableCure services at certain times of the year. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operation in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits.
Although the Company has broadened its customer base, one customer, Virginia Power, continues to generate a significant portion of the Company's consolidated revenues, and a small number of customers generate more than half of its CableCure revenues. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

     DOW CORNING CORPORATION. The Company purchases its CableCure fluid exclusively from Dow Corning. In May 1995, Dow Corning filed for protection under Chapter 11. While the Company has been informed by Dow Corning that it intends to continue the CableCure business, there can be no assurance that the bankruptcy trustee will not seek to amend or terminate the CableCure license agreement. See the discussion under "The CableCure Service" in Part I, Item 1.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1997.

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the British Pound Sterling.

                       REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
UTILX Corporation

We have audited the consolidated financial statements of UTILX Corporation as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTILX Corporation as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Seattle, Washington
May 10, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               UTILX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1996 AND 1995
                         (IN THOUSANDS, EXCEPT SHARES)

                                    ASSETS

                                                                1996            1995
                                                               -------        -------
Current assets:
     Cash and cash equivalents                                 $   495        $   840
     Accounts receivable, trade (net of allowance of $479
          and $370, respectively)                               10,659         11,525
     Materials, supplies and inventories                         8,128          8,486
     Income taxes receivable                                     1,019            786
     Current portion of deferred income taxes                                   2,829
     Prepaid expenses and other                                    216            177
                                                               -------        -------
          Total                                                 20,517         24,643

Equipment and improvements, net                                  9,113          9,489

Other assets, net                                                  994          1,216
                                                               -------        -------
     Total assets                                              $30,624        $35,348
                                                               -------        -------
                                                               -------        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                      $ 2,500
     Accounts payable                                            1,912        $ 2,346
     Accrued liabilities                                         2,756          4,224
                                                               -------        -------
          Total                                                  7,168          6,570

Long-term portion of deferred income taxes                                        708
                                                               -------        -------
     Total liabilities                                         $ 7,168        $ 7,278
                                                               -------        -------
                                                               -------        -------

Commitments and contingencies:
Stockholders' equity:
     Convertible preferred stock
          (no shares issued and outstanding)
     Common Stock, $0.01 par value
          (authorized 25,000,000 shares)                            72             72
     Common Stock warrants                                         936            936
     Additional paid-in capital                                 17,399         17,404
     Retained earnings                                           5,940         10,429
     Unearned compensation                                         (76)          (158)
     Cumulative foreign currency translation adjustment           (815)          (613)
                                                               -------        -------
          Total stockholders' equity                            23,456         28,070
                                                               -------        -------
               Total liabilities and stockholders' equity      $30,624        $35,348
                                                               -------        -------
                                                               -------        -------
     Common Stock issued and outstanding                     7,184,116      7,185,012

             See accompanying notes to consolidated financial statements.

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   1996           1995       1994
                                                 --------     --------     --------
Revenues:
     Unrelated customers                         $ 40,738     $ 40,398     $ 41,678
     Related parties                                8,255        9,319        6,594
                                                 --------     --------     --------
          Total revenues from operations           48,993       49,717       48,272
     Settlement of litigation                                                   805
                                                 --------     --------     --------
           Total Revenues                          48,993       49,717       49,077

Cost of revenues                                   42,585       42,973       36,008
                                                 --------     --------     --------
     Gross Profit                                   6,408        6,744       13,069
                                                 --------     --------     --------

Operating expenses:
     Selling, general and administrative            8,416        7,699        7,697
     Research and engineering                         672        1,576        1,293
                                                 --------     --------     --------
          Total operating expenses                  9,088        9,275        8,990
                                                 --------     --------     --------

Operating income (loss)                            (2,680)      (2,531)       4,079
                                                 --------     --------     --------


Other income (expense):
     Interest income (expense), net                   (91)         101          231
     Share of FlowMole Environmental Services
          Corporation income (loss)                    17         (378)         (39)
     Other income (expense), net                      165          (13)          67
                                                 --------     --------     --------
          Total                                        91         (290)         259
                                                 --------     --------     --------

Income (loss) before income taxes                  (2,589)      (2,821)       4,338
Income tax expense (benefit)                        1,900         (799)       1,007
                                                 --------     --------     --------

Net income (loss)                                $ (4,489)    $ (2,022)    $  3,331
                                                 --------     --------     --------
                                                 --------     --------     --------

Earnings (loss) per share:
     Primary                                     $   (.62)    $   (.28)    $    .46
     Fully Diluted                               $   (.62)    $   (.28)    $    .46
Weighted average number of shares:
     Primary                                        7,185        7,203        7,232
     Fully Diluted                                  7,185        7,204        7,246

             See accompanying notes to consolidated financial statements.

                              UTILX CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         COMMON STOCK                                                             CUMULATIVE
                                      ------------------                                                            FOREIGN
                                                             COMMON     ADDITIONAL                                 CURRENCY
                                                             STOCK       PAID-IN      RETAINED      UNEARNED      TRANSLATION
                                      SHARES      AMOUNT    WARRANTS     CAPITAL      EARNINGS    COMPENSATION    ADJUSTMENT
                                     ---------    ------    --------    ----------    --------    ------------    -----------
Balance, April 1, 1993               6,704,698     $ 67                  $ 15,218     $  9,457                      $  (902)

Stock options exercised                 64,600        1                       114
Conversion of Series B and C
   Preferred Stock to Common Stock     373,831        3                     1,548
Issuance of Common Stock warrants                            $ 936
Change in cumulative foreign
   currency translation adjustment                                                                                     (125)
Net income                                                                               3,331
                                     ---------    ------    --------    ----------    --------                    -----------
Balance, March 31, 1994              7,143,129        71       936         16,880       12,788                       (1,027)
Stock options exercised                 45,000         1                      144
Repurchase of Common Stock             (95,000)       (1)                                 (337)
Issuance of vested Restricted
   Stock, net                           44,883                                193
Issuance of nonvested Restricted
   Stock                                47,000         1                      187                    $(188)
Amortization of unearned
   compensation                                                                                         30
Change in cumulative foreign
   currency translation adjustment                                                                                      414
Net loss                                                                                (2,022)
                                     ---------    ------    --------    ----------    --------    ------------    -----------
Balance, March 31, 1995              7,185,012        72       936         17,404       10,429        (158)            (613)

Stock options exercised                  1,200                                  1
Repurchase of Common Stock              (2,096)                                (6)
Amortization of unearned
   compensation                                                                                         82
Change in cumulative foreign
   currency translation adjustment                                                                                     (202)
Net loss                                                                                (4,489)
                                     ---------    ------    --------    ----------    --------    ------------    -----------
Balance, March 31, 1996              7,184,116     $  72     $ 936       $ 17,399     $  5,940       $ (76)         $  (815)
                                     ---------    ------    --------    ----------    --------    ------------    -----------
                                     ---------    ------    --------    ----------    --------    ------------    -----------


             See accompanying notes to consolidated financial statements.

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                1996        1995       1994
                                                              -------     -------    -------
OPERATING ACTIVITIES:
     Net income (loss)                                        $(4,489)    $(2,022)   $ 3,331
                                                              -------     -------    -------
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                         3,622       3,611      3,539
          Royalty litigation and settlement expenses                                  (7,187)
          Deferred income taxes                                 2,121         241        (47)
          Share of FlowMole Environmental Services
            Corporation loss (gain)                               (17)        378         39
          Net book value of drilling systems sold                 115          39        308
          Other - non-cash expenses (income), net                 (76)        (41)       179
          Changes in:
               Accounts receivable, trade                         800      (1,025)    (2,498)
               Materials, supplies and  inventories               263      (2,836)    (1,008)
               Prepaid expenses and other                         (37)        258        202
               Other assets                                       (38)         80       (255)
               Income taxes                                      (229)     (1,433)       974
               Accounts payable                                  (488)         (5)        25
               Accrued liabilities and other                   (1,399)      1,065        143
                                                              -------     -------    -------
     Total adjustments                                          4,637         332     (5,586)
                                                              -------     -------    -------
          Net cash provided by (used in)
            operating activities                                  148      (1,690)    (2,255)
                                                              -------     -------    -------
INVESTING ACTIVITIES:
     Cost of additions to equipment                            (3,138)     (3,958)    (1,622)
     Proceeds from sale of equipment                              183         141        289
     Investment in and advances to FlowMole
       Environmental Services Corporation                                    (150)      (250)
     Purchases of short term investments                                              (6,225)
     Sales of short term investments                                        3,690     10,802
                                                              -------     -------    -------
          Net cash provided by (used in) investing
            activities                                         (2,955)       (277)     2,994
                                                              -------     -------    -------
FINANCING ACTIVITIES:
     Net borrowing on note payable to bank                      2,500
     Principal payments on long term borrowings                                         (816)
     Issuance of Common Stock                                       1         368        112
     Repurchase of Common Stock                                    (6)       (338)
                                                              -------     -------    -------
          Net cash provided by (used in)
            financing activities                                2,495          30       (704)
                                                              -------     -------    -------
CUMULATIVE EFFECT ON CASH FLOWS OF
  FOREIGN CURRENCY TRANSACTIONS                                   (33)        104        (34)
                                                              -------     -------    -------
     Net increase (decrease) in cash and cash
       equivalents                                               (345)     (1,833)         1
CASH AND CASH EQUIVALENTS
     Beginning of period                                          840       2,673      2,672
                                                              -------     -------    -------
     End of period                                            $   495     $   840    $ 2,673
                                                              -------     -------    -------
                                                              -------     -------    -------


             See accompanying notes to consolidated financial statements.

                              UTILX CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") provides specialty services to electric, telecommunications, natural gas, water, sewer and other utilities primarily in the United States and drilling equipment to contractors and other users outside of the United States. The Company's primary business is installing and replacing underground cables and pipes through its FlowMole service. In addition, the Company sells its drilling systems and related products in international markets. The Company also provides its CableCure service to utility customers for injecting a silicone fluid into electric and telephone cables to repair water damage.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FlowMole Limited, FlowMole Export Sales Corporation and UTILX Foreign Sales Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company classifies demand deposits, passbook savings accounts and overnight balances as cash and cash equivalents. Other investments such as government/agency bonds, bankers' acceptances and commercial paper are classified as short-term investments. The Company records these investments at amortized cost, which approximates market.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, short-term investments and trade receivables.

The Company's policy is to invest temporary cash in high credit quality securities and to reduce risk by limiting the amount of investment in any one issuer and the type of investment. The Company's credit losses with respect to trade receivables (which are uncollateralized) has been low due to the financial base of its customers that are primarily utility companies. In some cases, the Company performs such services as a subcontractor to the general contractor hired by the utility company. International customers (primarily contractors or distributors of construction equipment) that purchase equipment and spare parts are generally required to provide an irrevocable letter of credit prior to shipment until the Company has sufficient experience with the customer to allow them credit. In general, the Company's international customers place orders to fill immediate needs related to construction projects.

MATERIALS, SUPPLIES AND INVENTORIES
Materials, supplies and inventories are valued at the lower of cost, determined on the moving average basis, or market.

EQUIPMENT AND IMPROVEMENTS
Equipment and improvements are stated at cost. Expenditures for refurbishments and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed on a current basis. Gains and losses on assets sold or retired are reflected in the Consolidated Statement of Operations. Depreciation and amortization is provided using the straight-line method over the assets' estimated useful lives, ranging from two to ten years.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of FAS 121 is required in fiscal 1997. The impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

In fiscal 1994, the Company wrote off approximately $325,000 related to older drilling equipment that had been placed into service in prior years.

OTHER ASSETS
Included in other assets is the CableCure licensing right. Amortization is provided using the straight-line method over the estimated useful life of eight years.

INCOME TAXES
The Company uses the liability method of accounting for income taxes required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, net of a valuation allowance as appropriate.

RECOGNITION OF REVENUES AND COSTS
Revenues from drilling, utility vault sealing and cable treatment services performed by the Company are recognized when the service is rendered. Costs are recorded as incurred.

Royalty, lease, spare parts and equipment sales are recognized as earned, under provisions of the underlying sales, lease or license agreement.

FOREIGN CURRENCY TRANSLATION
The Company translates the assets and liabilities of FlowMole Limited, its United Kingdom subsidiary, at rates of exchange in effect at year end. Revenues, expenses and cash flows of the United Kingdom subsidiary are translated at the average rates of exchange during the year. Gains and losses resulting from translation of the balance sheet are accumulated as a separate component of stockholders' equity until such time that the foreign entity may be sold or liquidated. Gains and losses resulting from the effect of exchange rates on transactions denominated in foreign currencies are included in other income (expense) in the Consolidated Statement of Operations.

RESEARCH AND ENGINEERING
Expenditures for research and engineering are charged to expense as incurred.

EARNINGS PER SHARE
Primary earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock"), and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants and, prior to fiscal 1995, upon conversion of the Company's convertible preferred stock (see Notes 9 and 10). Fully diluted earnings per share is computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution.

RECLASSIFICATIONS
Certain amounts in the fiscal 1995 and 1994 financial statements have been reclassified in order to conform to the fiscal 1996 presentation with no impact on previously reported net income (loss) or stockholders' equity.

STOCK OPTION PLANS
The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for years beginning after December 15, 1995. FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to stock option plans and to disclose in the footnotes in its fiscal 1997 financial statements the impact on net income had FAS 123 been adopted for expense recognition purposes. See also Note 10.

NOTE 2 -- JOINT VENTURE AGREEMENT

In November 1983, FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership ("FlowMole Partners") was organized to research, develop and commercially exploit certain excavation technology. On May 30, 1984, the Company entered into the FlowMole Joint Venture with FlowMole Partners (the "Joint Venture") whose purpose was to manufacture and market systems and services utilizing the technology. On November 1, 1985, pursuant to a Joint Venture Purchase Agreement, the Company purchased the technology from FlowMole Partners for a royalty of 6% of the collected revenues earned by the Company from the sale of services or equipment utilizing the technology. The royalty was payable through November 1996, subject to certain maximums. On June 14, 1993, the Company closed a settlement agreement with FlowMole Partners in which the parties settled certain litigation and related matters. Under the terms of the settlement, in fiscal 1994, the Company paid FlowMole Partners approximately $7.2 million in cash and issued a five-year warrant to FlowMole Partners to purchase 600,000 shares of Common Stock at $5.50 per share in exchange for the termination of litigation, a mutual release of all claims and the termination of all future royalty obligations as of March 31, 1993. The total net cost of the settlement of $7,833,000, including $936,000 assigned to the warrant issued, was charged to expense in fiscal 1993.

The warrant is exercisable at the option of FlowMole Partners through June 14, 1998. At the time of exercise of the warrant, FlowMole Partners will have the right to put to the Company the shares purchased at the current market price (as defined in the warrant) and the Company has the right to call said shares at the same price. If the put or call is exercised, the difference between the market and warrant exercise prices may be paid to FlowMole Partners in cash or in shares of Company Common Stock (based on the then current market price) at the Company's option. The Company has granted certain registration rights with respect to any shares issued in connection with the warrant.

NOTE 3 -- RELATED-PARTY TRANSACTIONS

The Company, in the ordinary course of business, sells its services to Virginia Electric and Power Company ("Virginia Power"), the principal subsidiary of Dominion Resources, Inc. ("Dominion Resources"). During fiscal 1996, 1995 and 1994, such sales amounted to approximately $7,594,000 (16% of consolidated revenues), $8,450,000 (17% of consolidated revenues), and $6,594,000 (13% of consolidated revenues), respectively. Amounts due from Virginia Power for services were $1,77l,231 and $2,286,146 at March 31, 1996 and 1995, respectively. At March 31, 1993, Dominion Capital, Inc. ("Dominion Capital"), also a subsidiary of Dominion Resources, owned all of the shares of the Company's preferred stock and 663,134 shares of Common Stock. During the year ended March 31, 1994 all of the shares of the Company's preferred stock were converted to

373,831 shares of Common Stock pursuant to the conversion provisions of such stock (see Note 9). During the year ended March 31, 1996, Dominion Capital transferred its shares of common stock to Trilon Dominion Partners, L.L.C., a limited liability company in which it retains an ownership interest ("Trilon"). As of March 31, 1996, Trilon owned 426,525 shares of Common Stock. See also Note 17.


NOTE 4 -- INCOME TAXES

The components of income tax expense (benefit) related to continuing operations were:

                                     1996          1995          1994
                                   --------      --------      --------
                                              (IN THOUSANDS)
      Current
          Federal and state        $   (320)     $   (971)     $    750
          Foreign                        99           (69)          304
                                   --------      --------      --------
                                       (221)       (1,040)        1,054
                                   --------      --------      --------
      Deferred
          Federal and state           2,121           241           (47)
                                   --------      --------      --------
              Total                $  1,900      $   (799)     $  1,007
                                   --------      --------      --------
                                   --------      --------      --------

A reconciliation of income taxes on income at the federal statutory rate of 34% with the income tax provision in the consolidated statement of operations is as follows:

                                     1996          1995          1994
                                   --------      --------      --------
                                              (IN THOUSANDS)
      Income (loss) before
        income taxes               $ (2,589)     $ (2,821)     $  4,338
                                   --------      --------      --------
      Income tax expense
        (benefit) at federal
        statutory rate             $   (880)     $   (959)     $  1,475
      State income taxes net of
        federal tax effect             (110)           12           170
      Tax effect of nondeductible
        expenses                        187           197            62
      Change in valuation
        allowance                     2,601                        (728)
      Other                             102           (49)           28
                                   --------      --------      --------
          Total                    $  1,900      $   (799)     $  1,007
                                   --------      --------      --------
                                   --------      --------      --------

In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has taken several steps to achieve such levels of future income; however, the ultimate success of such efforts is uncertain. Also, the Company has incurred losses in its past two fiscal years. Accordingly, under the provisions of Statement No. 109, management estimates that realization of the net deferred tax assets can not be projected at this time. Therefore, the Company recorded a valuation allowance of $2,601,000 against the full amount of its net deferred tax assets as of March 31, 1996. The estimate will be updated on a quarterly basis. In fiscal 1994, based on taxable income in the fiscal 1994 and estimates of expected future taxable income, the Company reversed the valuation allowance established in fiscal 1993.

The computation of the net deferred tax asset (liability) at March 31, is as follows:

                                                     1996          1995
                                                   --------      --------
                                                       (IN THOUSANDS)
     Deferred tax assets:
          Accruals for claims and expenses not
            currently deductible                   $    920      $  1,135
          Inventory reserves, net                       509           329
          Accounts receivable reserve, net              154            79
          Royalty litigation and settlement
            expenses                                                1,288
          Net operating loss carry forwards
            (expiring fiscal 2011)                    1,588
          Alternative minimum tax credit
            carry forwards                              141
          Other                                         211           278
                                                   --------      --------
               Total deferred tax assets           $  3,523      $  3,109
                                                   --------      --------
                                                   --------      --------

          Current                                  $  1,518      $  2,829
          Long-term                                   2,005           280
                                                   --------      --------
                                                   $  3,523      $  3,109
                                                   --------      --------
                                                   --------      --------
     Deferred tax liabilities:
          Basis difference for equipment
            and improvements                       $   (647)     $   (649)
          Other                                        (275)         (339)
                                                   --------      --------
               Total deferred tax liabilities      $   (922)     $   (988)
                                                   --------      --------
                                                   --------      --------

     Valuation allowance                           $ (2,601)
                                                   --------
                                                   --------

The Company's Federal income tax returns for fiscal 1993, 1994 and 1995 are currently under examination by the Internal Revenue Service. While the ultimate outcome of the examination cannot be predicted with certainty at this time, it is the opinion of management that the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 5 -- MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories, at March 31, are classified as follows:

                                                     1996          1995
                                                   --------      --------
                                                       (IN THOUSANDS)
      Raw materials and spare parts                $  5,233      $  5,646
      Work in process                                 1,077         2,184
      Finished goods                                  2,753         1,416
      Less allowance for potentially obsolete or
        overstocked inventory                          (935)         (760)
                                                   --------      --------
           Total                                   $  8,128      $  8,486
                                                   --------      --------
                                                   --------      --------

NOTE 6 -- EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, at March 31, are classified as follows:

                                                     1996          1995
                                                   --------      --------
                                                       (IN THOUSANDS)
      Machinery and equipment                      $ 27,332      $ 24,961
      Leasehold improvements                            327           304
      Furniture and fixtures                            462           464
      Construction in progress, equipment               409           320
                                                   --------      --------
                                                     28,530        26,049
      Less accumulated depreciation
        and amortization                            (19,417)      (16,560)
                                                   --------      --------
           Total                                   $  9,113      $  9,489
                                                   --------      --------
                                                   --------      --------

Repairs and maintenance expenses for fiscal 1996, 1995 and 1994 were approximately $975,000, $1,223,000, and $871,000, respectively.

NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities, at March 31, consist of:

                                                     1996          1995
                                                   --------      --------
                                                       (IN THOUSANDS)
      Accrued payroll and related costs            $  1,373      $  1,386
      Accrued sales tax                                 445           940
      Accrued warranty                                  378           384
      Accrued insurance, net of prepayments              34         1,044
      Other                                             526           470
                                                   --------      --------
           Total                                   $  2,756      $  4,224
                                                   --------      --------
                                                   --------      --------

Under the terms of its insurance policies, the Company pays fixed premiums for certain types of insurance and pays premiums for other types of insurance that are adjusted annually, based on retrospective calculations, and vary between certain minimum and maximum amounts. The Company makes periodic payments to its carrier, based on the projected total cost of its program. The Company provides additional reserves for the estimated exposure for outstanding claims under the retrospective portion of its policies.

NOTE 8 -- NOTE PAYABLE

The Company has a committed credit facility of $5,000,000 with Seattle-First National Bank of Washington ("Seafirst"). The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, current ratio and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 1.40%, or other specified rates, at the Company's option.
The Company pays a commitment fee of up to 0.125% on the unused portion of the facility. This line of credit currently expires on November 30, 1996. The Company anticipates that it will be able to negotiate an extension of this line of credit. At March 31, 1996, the Company had an outstanding balance of $2,500,000 under this facility at an effective overnight borrowing rate of 8.14%.

NOTE 9 -- CONVERTIBLE PREFERRED STOCK

The Company is authorized to issue up to 2,000,000 shares of preferred stock. Three series of preferred stock, the Series A Convertible Preferred Stock, $0.01 par value (the "Series A Stock"), the Series B Convertible Preferred Stock, $0.01 par value (the "Series B Stock"), and the Series C Convertible Preferred Stock, $0.01 par value (the "Series C Stock") have been designated.

The Series B Stock and the Series C Stock were owned by Dominion Capital, and automatically converted to Common Stock either upon transfer to a party not affiliated with Dominion Capital or on a quarterly basis, so as to maintain the percentage ownership of Dominion Capital of Common Stock at no greater than 9.85%. The Series B Stock converted at a ratio of 2.58824 shares of Common Stock for each share of Series B Stock. The Company created a non-dividend Series C Convertible Preferred Stock, 11,353 shares of which were issued on May 25, 1989 to Dominion Capital in exchange for 113,530 shares of the Common Stock. The Series C Stock converted at a ratio of ten shares of Common Stock for each share of Series C Stock. During fiscal 1994, all preferred stock was converted to shares of Common Stock in accordance with the provisions described above.


NOTE 10 -- COMMON STOCK

STOCK OPTIONS
In October 1984, a nonqualified stock option ("NSO") plan (the "NSO Plan") and an incentive stock option ("ISO") plan (the "ISO Plan") were adopted by the Company. In July 1994, the Company adopted a new stock option and restricted stock plan (the "1994 Plan"), and ceased granting options under the NSO Plan and the ISO Plan. The NSO Plan and the ISO Plan, as amended, provided for the issuance of a maximum of 220,000 and 1,500,000 shares of Common Stock, respectively. The 1994 Plan provides for the issuance of a maximum of 600,000 shares under either options or restricted stock grants. The ISO Plan and the 1994 Plan require that ISO's be granted at exercise prices equal to the market value of the Common Stock on the date of grant. The NSO Plan and the ISO Plan required that NSO's be granted at exercise prices no less than 85% of the market value of the Common Stock on the date of grant. The 1994 Plan requires that NSO's be granted at exercise prices equal to the market value of the Common Stock on the date of the grant. The NSO Plan and the ISO Plan and the 1994 Plan generally provide for full vesting of options five years after grant. Options granted under the NSO Plan and the ISO Plan, and the 1994 Plan, have terms, from the grant date, of six and ten years, respectively. The options issued between fiscal 1987 and 1996 have exercise prices between $.50 and $14.50 per share. At March 31, 1996, 318,550 shares were issuable under the 1994 Plan.

Pertinent information covering the plans follows:

      Outstanding at April 1, 1993                       442,500

      Issued                                              95,000
      Canceled                                           (16,900)
      Exercised ($.50 to $5.875 per share)               (64,600)
                                                        --------
      Outstanding at March 31, 1994                      456,000

      Issued                                             157,500
      Canceled                                          (234,700)
      Exercised ($2.875 to $4.25 per share)              (45,000)
                                                        --------

      Outstanding at March 31, 1995                      333,800

      Issued                                             135,700
      Canceled                                           (41,900)
      Exercised ($0.50 per share)                         (1,200)
                                                        --------
      Outstanding at March 31, 1996                      426,400
                                                        --------
                                                        --------

      Exercisable at March 31, 1996                      204,600
                                                        --------
                                                        --------


In fiscal 1988, the Company adopted a stock option plan for non-employee directors (the "Director Plan") that, as amended, provides for the issuance of a maximum of 300,000 shares of Common Stock to non-employee directors. The Director Plan requires that options be granted upon initial appointment and annually thereafter at exercise prices equal to the market value of the Common Stock on the date options are granted. Vesting of initial grants occurs over four years and occurs immediately for annual grants. In fiscal 1996, 1995 and 1994, the Company granted 30,000, 40,000, and 25,000 options, respectively, under the Director Plan. Options granted between fiscal 1989 and 1996 have exercise prices between $2.875 and $13.875 per share. In fiscal 1996, 1995 and 1994, no options for shares of common stock were canceled or exercised under the Director Plan. At March 31, 1995, 200,000 options were outstanding under the Director Plan, of which 188,000 were exercisable.


COMMON STOCK WARRANTS
In conjunction with the Company's Exclusive Licensing Agreement with Dow Corning Corporation ("Dow Corning"), the Company granted Dow Corning a stock purchase warrant to purchase up to 353,846 shares of the Common Stock at an exercise price of $8.125 per share. This warrant is exercisable based upon the Company's achievement of specific revenues from the CableCure process licensed from Dow Corning and expires on September 25, 1999. See also Note 15.

On June 14, 1993, in connection with the closing of a settlement agreement, the Company issued to FlowMole Partners a stock purchase warrant expiring on June 14, 1998 to purchase 600,000 shares of the Common Stock at an exercise price of $5.50 per share. In addition, the Company also entered into an agreement with FlowMole Partners granting certain registration rights with respect to the Common Stock subject to the warrant. See also Note 2.

RESTRICTED STOCK PLAN
In July 1994, the Company awarded 70,000 Restricted Shares to certain key employees. In fiscal 1995, 60,750 shares vested, and 9,250 shares were forfeited pursuant to employee terminations. At the vesting dates, 15,867 shares were redeemed in connection with payroll tax withholding requirements. The shares granted were valued at $4.125 per share, the market value per share on the date of award, and the shares redeemed were valued at the market value at the effective date of the election to redeem shares.

In October 1994, the Company awarded 47,000 Restricted Shares to certain new employees which contain a three-year vesting period from each employee's respective date of hire. The shares were valued at the market value of $4.00 per share on the date of award. The aggregate award of $188,000 was recorded as unearned compensation on the balance sheet and is being amortized over the vesting period on a straight line basis. During fiscal 1996, pursuant to provisions of the 1994 Plan, the Company repurchased 2,096 shares at market prices on vesting dates to cover payroll tax withholding requirements of approximately $6,000.

REPURCHASE OF COMMON STOCK
In April 1992, the Board of Directors of the Company authorized a stock repurchase program for the repurchase on the open market, subject to certain conditions and limitations, of up to 500,000 shares of the Company's Common Stock. Prior to fiscal 1994, 204,900 shares were repurchased. During fiscal 1995, the Company purchased 95,000 shares at an aggregate cost of $338,000.


NOTE 11 -- PENSION PLAN

Employees of the Company may participate in a voluntary defined contribution pension plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Under this plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company makes contributions based on employee contributions and length of employee service. Total contributions under this plan for fiscal 1996, 1995 and 1994 were approximately $216,000, $198,000 and $204,000, respectively.


NOTE 12 -- LEASE COMMITMENTS

The Company leases office space and manufacturing space under noncancelable operating lease agreements with renewal options. The Company also leased certain operations equipment under operating leases. The leases generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. Rental expense under all operating leases, cancelable and noncancelable, totaled approximately $2,017,000, $2,403,000 and $1,704,000 for fiscal 1996, 1995 and 1994, respectively.

At March 31, 1996, future minimum lease payments under noncancelable operating leases are as follows:

        YEAR ENDING MARCH 31,                             OPERATING
        ---------------------                               LEASES
                                                            ------
                                                        (IN THOUSANDS)

    1997                                                   $   739
    1998                                                       452
    1999                                                        84
    2000                                                        56
    2001                                                        50
    Thereafter                                                 259
                                                           -------
    Total future minimum lease payments                    $ 1,640
                                                           -------
                                                           -------

NOTE 13 -- SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information for fiscal 1996, 1995 and 1994 follows:

                                                  1996      1995     1994
                                                  ----      ----     ----
                                                      (IN THOUSANDS)
   Cash paid during the year for:
       Interest (net of capitalized interest)     $116      $  30    $ 33
       Income taxes paid                            38        164     156

In fiscal 1996, 1995 and 1994, the Company sold FlowMole drilling systems to contractors in Europe, Asia and South America. Revenue from the sale of the systems of approximately $3,386,000, $3,430,000, and $5,225,000 in fiscal 1996,
1995 and 1994, respectively, has been included in the statement of operations and in operating activities in the statement of cash flows. A gain, before allocating freight, duty and other selling costs, of approximately $1,050,000, $987,000, and $4,167,000 was recognized on the sales in fiscal 1996, 1995 and 1994, respectively.

In fiscal 1994, Common Stock was issued upon conversion of Series B Stock (see
Note 9). In fiscal 1995, restricted shares of Common Stock valued at $439,000 were issued to certain employees, and shares valued at $58,000 were redeemed. See Note 10.

In fiscal 1994, the Company entered into a settlement agreement with FlowTex Technologies Import von Kabelverlegemaschinen ("FlowTex"). A gain of $120,000 on returned equipment was recognized as a result of this settlement. See Note 16.

NOTE 14 -- FINANCIAL INFORMATION RELATING TO NORTH AMERICAN AND
           EUROPEAN OPERATIONS

The consolidated financial statements include accounts of the Company's North American and European and Asian operations. Prior to fiscal 1994, Asian operations, specifically in Japan, were being conducted through a joint venture in which the Company was a 50% owner. In fiscal 1994, the Company terminated this joint venture and conducted all Asian operations through the Company's corporate headquarters. Asian and South American operations revenues and net income are included in North American operations. Such revenues were $4,228,000, $2,428,000, and $3,310,000 in fiscal 1996, 1995 and 1994, respectively. North American operations also include drilling, utility vault sealing and cable treatment services in the United States, Canada and Puerto Rico. The following amounts are included in the consolidated financial statements for North American and European operations:

                                               FISCAL YEAR 1996  (IN THOUSANDS)
                                    ------------------------------------------------------
                                                              ADJUSTMENTS
                                      NORTH                       AND
                                    AMERICAN     EUROPEAN     ELIMINATIONS    CONSOLIDATED
                                    --------     --------     ------------    ------------
      Revenues
          Unrelated customers       $ 37,249     $ 3,489                        $ 40,738
          Related parties              8,255                                       8,255
          Intersegment                 1,030                    $ (1,030)
                                    --------     -------        --------        --------
               Total Revenues       $ 46,534     $ 3,489        $ (1,030)       $ 48,993

      Net income (loss)             $ (4,374)    $   154        $   (269)       $ (4,489)

      Identifiable assets           $ 27,169     $ 3,704        $   (249)       $ 30,624

                                               FISCAL YEAR 1995  (IN THOUSANDS)
                                    ------------------------------------------------------
                                                              ADJUSTMENTS
                                      NORTH                       AND
                                    AMERICAN     EUROPEAN     ELIMINATIONS    CONSOLIDATED
                                    --------     --------     ------------    ------------
      Revenues
          Unrelated customers       $ 35,806     $ 4,592                        $ 40,398
          Related parties              9,319                                       9,319
          Intersegment                 2,353                    $ (2,353)
                                    --------     -------        --------        --------
               Total revenues       $ 47,478     $ 4,592        $ (2,353)       $ 49,717

      Net income (loss)             $ (1,647)    $  (205)       $   (170)       $ (2,022)

      Identifiable assets           $ 32,038     $ 3,480        $   (170)       $ 35,348

                                               FISCAL YEAR 1994  (IN THOUSANDS)
                                    ------------------------------------------------------
                                                              ADJUSTMENTS
                                      NORTH                       AND
                                    AMERICAN     EUROPEAN     ELIMINATIONS    CONSOLIDATED
                                    --------     --------     ------------    ------------
      Revenues
          Unrelated customers       $ 36,555     $ 5,928                        $ 42,483
          Related parties              6,594                                       6,594
          Intersegment                 1,353                    $ (1,353)
                                    --------     -------        --------        --------
               Total revenues       $ 44,502     $ 5,928        $ (1,353)       $ 49,077

      Net income (loss)             $  2,888     $   516        $    (73)       $  3,331

      Identifiable assets           $ 29,983     $ 5,851        $    (73)       $ 35,761

Intersegment revenues occur on sales of spare parts inventory and equipment. Eliminations and adjustments are made to eliminate the intersegment revenues and related profit.

NOTE 15 -- PURCHASE OF CABLECURE LICENSE RIGHTS

Effective September 26, 1991, the Company entered into an Exclusive License and Distribution Agreement with Dow Corning. Under terms of the agreement, the Company purchased the exclusive rights to market to utilities the CableCure process (a chemical treatment to repair water damage and extend the life of underground electric cable), and certain related assets with an approximate value of $74,000. The Company paid Dow Corning $2,000,000 in cash and granted Dow Corning warrants to purchase up to 353,846 shares of Common Stock at $8.125 per share. Accumulated amortization of the $2,000,000 payment was $1,091,000 and $853,000 at March 31, 1996 and 1995, respectively. The Company purchases its chemicals exclusively from Dow Corning. Worldwide CableCure revenues accounted for 17% of consolidated revenues in fiscal 1996.

The warrants are exercisable in increments based upon the Company's achievement of specific revenues from the Dow Corning process and will expire on September 25, 1999. No warrants were exercisable at March 31, 1996. Additionally, Dow Corning receives 50% of adjusted net profits before tax resulting from the CableCure operations, and may elect to receive these profits in cash or in Common Stock at a price of the greater of the then current average market closing price or $8.50 per share. No such payments were due in connection with fiscal 1995 CableCure operations. For fiscal 1996 and 1994, Dow Corning's share of the profits were paid in cash.

In May 1995, Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession. To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company. The Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has indicated to the Company that it intends to continue conducting business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to discontinue the relationship. The Company's rights under the exclusive licensing agreement will eventually be determined in the bankruptcy proceeding.

NOTE 16 - ARBITRATION AND LITIGATION

FLOWTEX SETTLEMENT. In September 1993, the Company entered into an agreement with FlowTex settling certain disputes, including an arbitration award obtained by the Company in January 1992. Under the terms of the settlement, FlowTex paid the Company $1,350,000 and the parties executed general releases in favor of each other. In addition, the parties granted each other certain cross-licenses in order to avoid possible future patent conflicts. As this settlement represented the Company's effort to collect amounts due from FlowTex for royalties earned, the Company recognized $805,000 in revenues in fiscal 1994 consisting of cash in the amount of $1,350,000 and equipment with an estimated value of $120,000 offset by a net receivable of $665,000 that was accrued at March 31, 1993. Also included in general and administrative expenses in fiscal 1994 is $120,000 of additional legal fees incurred relative to this transaction.

OTHER MATTERS. The Company is involved in matters of litigation, both as plaintiff and as defendant, all arising in the ordinary course of business. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994, while performing work at a Company work site. The plaintiff has alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages plus interest and costs. The Company has received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. A co-defendant has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

NOTE 17 - FLOWMOLE ENVIRONMENTAL SERVICES CORPORATION

The Company contributed $250,000 in cash to FlowMole Environmental Services Corporation ("FESC"), a corporate joint venture, in fiscal year 1994 and loaned FESC $150,000 in fiscal year 1995. The loan carried a 12% interest rate. The Company recorded its 50% share of the results of FESC operations using the equity method of accounting.

In fiscal 1996, 1995 and 1994 the Company recorded income (expense) of $17,000, ($378,000) and ($39,000) respectively for its share of the earnings or losses of FESC.

In December 1995, the operations of the joint venture were terminated. The Company expects to dissolve the joint venture during fiscal 1997. No material expenses were incurred or are anticipated in connection with the dissolution of FESC. The Company performed drilling services for FESC as a subcontractor. Revenue from FESC in fiscal 1996 and 1995 amounted to $661,000 and $869,000, respectively. Under its contracts with FESC, the Company's revenue billed to FESC was equal to the Company's cost of performing such services. At March 31, 1995, FESC owed the Company $732,000 for such drilling services.

NOTE 18 -- SELECTED QUARTERLY DATA (UNAUDITED)

                                    1QFY96    2QFY96    3QFY96    4QFY96
                                    ------    ------    ------    ------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues                      $ 11,754  $ 11,119  $ 13,155  $ 12,965
     Gross profit                     1,513     1,253     2,357     1,285
     Net income (loss)                 (460)     (493)      104    (3,640)

     Earnings (loss) per share:
        Primary                    $   (.06) $   (.07) $    .01  $   (.50)
        Fully Diluted              $   (.06) $   (.07) $    .01  $   (.50)


                                    1QFY95    2QFY95    3QFY95    4QFY95
                                    ------    ------    ------    ------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues                      $ 11,931  $ 12,177  $ 13,322  $ 12,287
     Gross profit                     1,865     2,278     1,105     1,496
     Net income (loss)                 (287)       64      (976)     (823)

     Earnings (loss) per share:
        Primary                    $   (.04) $    .01  $   (.14) $   (.11)
        Fully Diluted              $   (.04) $    .01  $   (.14) $   (.11)


During the fourth quarter of fiscal 1996, the Company recorded a $2,601,000 provision to provide a valuation allowance against its net deferred taxes (see
Note 4).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

     Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement that involves the election of directors and that will be filed with the Securities and Exchange Commission within 120 days after March 31, 1996, the close of the Registrant's 1996 fiscal year. For a description of the executive officers of the Registrant, see "Executive Officers of the Registrant" included in Part I,
Item 1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as part of this report:

                                                             Sequential Page
                                                                Numbering
1.   FINANCIAL STATEMENTS:

     Report of Independent Accountants                              24
     Consolidated Balance Sheet, March 31, 1996 and 1995            25
     Consolidated Statement of Operations for the years
      ended March 31, 1996, 1995 and 1994                           26
     Consolidated Statement of Changes in Stockholders'
      Equity for the years ended March 31, 1996, 1995
      and 1994                                                      27
     Consolidated Statement of Cash Flows for the years
      ended March 31, 1996, 1995 and 1994                           28
     Notes to Consolidated Financial Statements                     29

2.   FINANCIAL STATEMENT SCHEDULES:

     All schedules and exhibits are omitted either because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes.

3.   EXHIBITS:
     See subparagraph (c) below.

     (b)  REPORTS ON FORM 8-K:  None.

     (c) EXHIBITS: Exhibits identified below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                               INDEX TO EXHIBITS
                               -----------------

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------

  3.1 Registrant's Certificate of Incorporation, as amended. Incorporated by reference to Exhibit Number 3.1 to Registrant's Registration Statement filed under the Securities Act of 1933 (the "Securities Act") on Form S-1, as amended, Registration No. 33-17028.

  3.2 Registrant's Certificate of Designations dated May 19, 1989 for Series C Convertible Preferred Stock. Incorporated by reference to Exhibit Number 3.2 to Registrant's Annual Report filed under the Securities Exchange Act of 1934 (the "Exchange Act") on Form 10-K for the Fiscal Year ended March 31, 1989.

  3.3 Registrant's Certificate of Ownership and Merger of FlowMole Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

  3.4 Registrant's Restated By-laws. Incorporated by reference to Exhibit Number 3.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

  3.5 Amendment to Registrant's Restated By-laws. Incorporated by reference to Exhibit Number 3.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

  4.1 Registration Rights Agreement dated as of June 14, 1993 between UTILX Corporation and FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 4.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

  4.2 Stock Purchase Warrant dated as of September 26, 1991 issued by UTILX Corporation to Dow Corning Corporation. Incorporated by reference to Exhibit Number 2 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

  4.3 Registration Rights Agreement dated as of September 26, 1991 between UTILX Corporation and Dow Corning Corporation. Incorporated by reference to Exhibit Number 3 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

  4.4 Stock Purchase Warrant dated as of June 14, 1993 issued by UTILX Corporation to FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 4.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

 10.1     Registrant's 1984 Restated Stock Option Plan, as amended.
            Incorporated by reference to Exhibit Number 10.1 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

 10.2     Registrant's 1984 Restated Nonqualified Stock Option Plan, as
            amended. Incorporated by reference to Exhibit Number 10.2 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

 10.3     Registrant's 1987 Restated Stock Option Plan for Non-employee
            Directors, as amended.  Incorporated by reference to Exhibit Number
            10.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

                         -----------------------------

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------

 10.4     Registrant's Deferred Compensation Plan for Executive Employees, as
            Amended and Restated effective January 1, 1995. Incorporated by reference to Exhibit Number 10.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.5     Registrant's Deferred Compensation Plan for Directors, as Amended and
            Restated effective January 1, 1995. Incorporated by reference to Exhibit Number 10.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.7     Registrant's 1994 Option and Restricted Stock Plan. Incorporated by
            reference to Exhibit Number 10.7 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.8     Exclusive License and Distribution Agreement dated as of September
            26, 1991 between UTILX Corporation and Dow Corning Corporation. Incorporated by reference to Exhibit Number 1 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

 10.12    Lease Agreement dated as of March 19, 1991, between Registrant and
            Birtcher LP/LC Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 10.12 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

 10.14    Settlement Agreement effectively dated June 14, 1993 between
            Registrant and FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 10.14 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

 10.17    Employment Agreement between Registrant and Craig E. Davies dated
            April 1, 1994. Incorporated by reference to Exhibit Number 10.17 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.18    Employment Agreement between Registrant and Richard K. Brinton dated
            September 1, 1993. Incorporated by reference to Exhibit Number
            10.18 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.19    Employment Agreement between Registrant and Albert W. Chau dated
            September 1, 1993. Incorporated by reference to Exhibit Number
            10.19 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.22    Employment Agreement between Registrant and Thomas L. Markl dated
            June 1, 1994. Incorporated by reference to Exhibit Number 10.22 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.25    Employment Agreement between Registrant and Gregory W. Daul dated as of August 22, 1994. Incorporated by reference to Exhibit Number
            10.25 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

                         -----------------------------

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------

 10.26    Employment Agreement between Registrant and M. Bruce Boswell dated as of September 6, 1994. Incorporated by reference to Exhibit Number
            10.26 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.27    Employment Agreement between Registrant and Lynn Edelstein Du Bey dated as of May 1, 1995. Incorporated by reference to Exhibit Number 10.27 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.28    Employment Agreement between Registrant and Larry D. Pihl dated July
            1, 1994. Incorporated by reference to Exhibit Number 10.28 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.29    Separation Agreement between Registrant and Michael A. Corn dated
            March 24, 1995. Incorporated by reference to Exhibit Number 10.29 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.30    Separation Agreement between Registrant and Charles A. Reilly dated
            May 12, 1995. Incorporated by reference to Exhibit Number 10.30 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.31    Consultant Agreement between Registrant and Charles A. Reilly effective May 22, 1995. Incorporated by reference to Exhibit Number
            10.31 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.33    Full-Recourse Promissory Note between Registrant and Gregory W. Daul dated October 20, 1994. Incorporated by reference to Exhibit Number
            10.33 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.34    Promissory Note between Registrant and FlowMole Environmental
            Services Corporation dated November 1, 1994. Incorporated by reference to Exhibit Number 10.34 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.35    Credit Agreement between Registrant and Seattle-First National Bank dated December 2, 1994. Incorporated by reference to Exhibit Number
            10.35 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.36    Registrant's Fiscal Year 1996 Executive Compensation Plan.
            Incorporated by reference to Exhibit Number 10.36 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.37    Loan Modification Agreement between Registrant and Bank of America
            NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated May 16, 1996. Filed herewith.

 10.38    Separation Agreement between Registrant and M. Bruce Boswell dated
            May 28, 1996.  Filed herewith.

                         -----------------------------

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------

 11.1     Statement Regarding Computation of Per Share Earnings. Filed herewith.

 21.1     Subsidiaries of Registrant. Filed herewith.

 23.1     Consent of Independent Accountants. Filed herewith.

 27.1     Financial Data Schedule. Filed herewith.

 99.1     Additional Stockholder Material. Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UTILX CORPORATION

June 24, 1996

                                            By   /s/ CRAIG E. DAVIES
                                                ---------------------
                                                   Craig E. Davies
                                      Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                              President, Chief Executive           June 24, 1996
   /s/ CRAIG E. DAVIES          Officer and Director
- ---------------------------
     (Craig E. Davies)


   /s/ LARRY D. PIHL          Vice President, Chief Financial
- ---------------------------     Officer, Controller and Treasurer  June 24, 1996
     (Larry D. Pihl)


  /s/ STANLEY J. BRIGHT       Director                             June 24, 1996
- ---------------------------
    (Stanley J. Bright)


   /s/ JOHN W. ELLIS          Director                             June 24, 1996
- ---------------------------
     (John W. Ellis)


  /s/ FRANK W. GRIFFITH       Director                             June 24, 1996
- ---------------------------
    (Frank W. Griffith)


  /s/ ROBERT E. RUNICE        Director                             June 24, 1996
- ---------------------------
    (Robert E. Runice)


 /s/ WILLIAM M. WEISFIELD     Director and Chairman of the Board   June 24, 1996
- ---------------------------
  (William M. Weisfield)

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

  3.1 Registrant's Certificate of Incorporation, as amended. Incorporated by reference to Exhibit Number 3.1 to Registrant's Registration Statement filed under the Securities Act of 1933 (the "Securities Act") on Form S-1, as amended, Registration No. 33-17028.

  3.2 Registrant's Certificate of Designations dated May 19, 1989 for Series C Convertible Preferred Stock. Incorporated by reference to Exhibit Number 3.2 to Registrant's Annual Report filed under the Securities Exchange Act of 1934 (the "Exchange Act") on Form 10-K for the Fiscal Year ended March 31, 1989.

  3.3 Registrant's Certificate of Ownership and Merger of FlowMole Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

  3.4 Registrant's Restated By-laws. Incorporated by reference to Exhibit Number 3.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

  3.5 Amendment to Registrant's Restated By-laws. Incorporated by reference to Exhibit Number 3.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

  4.1 Registration Rights Agreement dated as of June 14, 1993 between UTILX Corporation and FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 4.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

  4.2 Stock Purchase Warrant dated as of September 26, 1991 issued by UTILX Corporation to Dow Corning Corporation. Incorporated by reference to Exhibit Number 2 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

  4.3 Registration Rights Agreement dated as of September 26, 1991 between UTILX Corporation and Dow Corning Corporation. Incorporated by reference to Exhibit Number 3 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

                         -----------------------------

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

  4.4 Stock Purchase Warrant dated as of June 14, 1993 issued by UTILX Corporation to FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 4.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

 10.1    Registrant's 1984 Restated Stock Option Plan, as amended.
         Incorporated by reference to Exhibit Number 10.1 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

 10.2 Registrant's 1984 Restated Nonqualified Stock Option Plan, as amended. Incorporated by reference to Exhibit Number 10.2 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

 10.3 Registrant's 1987 Restated Stock Option Plan for Non-employee Directors, as amended. Incorporated by reference to Exhibit Number
         10.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1992.

 10.4 Registrant's Deferred Compensation Plan for Executive Employees, as Amended and Restated effective January 1, 1995. Incorporated by reference to Exhibit Number 10.4 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.5 Registrant's Deferred Compensation Plan for Directors, as Amended and Restated effective January 1, 1995. Incorporated by reference to Exhibit Number 10.5 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.7 Registrant's 1994 Option and Restricted Stock Plan. Incorporated by reference to Exhibit Number 10.7 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.8 Exclusive License and Distribution Agreement dated as of September 26, 1991 between UTILX Corporation and Dow Corning Corporation. Incorporated by reference to Exhibit Number 1 to Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

                         -----------------------------

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

 10.12 Lease Agreement dated as of March 19, 1991, between Registrant and Birtcher LP/LC Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 10.12 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1991.

 10.14 Settlement Agreement effectively dated June 14, 1993 between Registrant and FlowMole Partners, a Research and Development Limited Partnership, a Washington Limited Partnership. Incorporated by reference to Exhibit Number 10.14 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1993.

 10.17 Employment Agreement between Registrant and Craig E. Davies dated April 1, 1994. Incorporated by reference to Exhibit Number 10.17 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.18 Employment Agreement between Registrant and Richard K. Brinton dated September 1, 1993. Incorporated by reference to Exhibit Number 10.18 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.19 Employment Agreement between Registrant and Albert W. Chau dated September 1, 1993. Incorporated by reference to Exhibit Number 10.19 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.22 Employment Agreement between Registrant and Thomas L. Markl dated June 1, 1994. Incorporated by reference to Exhibit Number 10.22 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1994.

 10.25 Employment Agreement between Registrant and Gregory W. Daul dated as of August 22, 1994. Incorporated by reference to Exhibit Number 10.25 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.26 Employment Agreement between Registrant and M. Bruce Boswell dated as of September 6, 1994. Incorporated by reference to Exhibit Number
         10.26 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

                         -----------------------------

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

 10.27 Employment Agreement between Registrant and Lynn Edelstein Du Bey dated as of May 1, 1995. Incorporated by reference to Exhibit Number
         10.27 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.28 Employment Agreement between Registrant and Larry D. Pihl dated July 1, 1994. Incorporated by reference to Exhibit Number 10.28 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.29 Separation Agreement between Registrant and Michael A. Corn dated March 24, 1995. Incorporated by reference to Exhibit Number 10.29 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.30 Separation Agreement between Registrant and Charles A. Reilly dated May 12, 1995. Incorporated by reference to Exhibit Number 10.30 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.31 Consultant Agreement between Registrant and Charles A. Reilly effective May 22, 1995. Incorporated by reference to Exhibit Number
         10.31 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.33 Full-Recourse Promissory Note between Registrant and Gregory W. Daul dated October 20, 1994. Incorporated by reference to Exhibit Number
         10.33 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.34 Promissory Note between Registrant and FlowMole Environmental Services Corporation dated November 1, 1994. Incorporated by reference to Exhibit Number 10.34 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.35 Credit Agreement between Registrant and Seattle-First National Bank dated December 2, 1994. Incorporated by reference to Exhibit Number
         10.35 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

 10.36 Registrant's Fiscal Year 1996 Executive Compensation Plan. Incorporated by reference to Exhibit Number 10.36 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1995.

                         -----------------------------

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

 10.37 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated May 16, 1996. Filed herewith.

 10.38 Separation Agreement between Registrant and M. Bruce Boswell dated May 28, 1996. Filed herewith.

 11.1    Statement Regarding Computation of Per Share Earnings.  Filed herewith.

 21.1    Subsidiaries of Registrant.  Filed herewith.

 23.1    Consent of Independent Accountants.  Filed herewith.

 27.1    Financial Data Schedule.  Filed herewith.

 99.1    Additional Stockholder Material.  Filed herewith.