Form 10-Q
period 1996-06-30
UTILX CORP
filed 1996-08-05
CIK 821361

- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                            -----------------------------
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED
                                    JUNE 30, 1996
                            -----------------------------


                                  UTILX CORPORATION
                            COMMISSION FILE NUMBER 0-16821


         DELAWARE                                    91-1171716
    (State of Incorporation)           (I.R.S. Employer Identification Number)

    22404 - 66TH AVENUE SOUTH
         P. O. BOX 97009
    KENT, WASHINGTON  98064-9709                   (206)395-0200
(Address of Principal Executive Offices)    (Registrant's Telephone Number)


Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

As of June 30, 1996, 7,186,816 shares of Common Stock were outstanding.



                  The total number of pages in this Form 10-Q is 13.

- --------------------------------------------------------------------------------

                                   TABLE OF CONTENTS


    ITEM                                                                   PAGE
    ----                                                                   ----

                                        PART I

      1.     Financial Statements

             Consolidated Balance Sheet
             June 30, 1996 and March 31, 1996........................        3

             Consolidated Statement of Operations
             For the Three Months Ended
             June 30, 1996 and 1995..................................        4

             Consolidated Statement of Cash Flows
             For the Three Months Ended
             June 30, 1996 and 1995..................................        5

             Notes to Consolidated Financial Statements..............        6

      2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................        8

                                       PART II

      1.     Legal Proceedings.......................................       11

      2.     Changes in Securities...................................       12

      3.     Defaults Upon Senior Securities.........................       12

      4.     Submission of Matters to a Vote of Security Holders.....       12

      5.     Other...................................................       12

      6.     Exhibits................................................       12


Signatures...........................................................       13

PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                                  UTILX CORPORATION

                              CONSOLIDATED BALANCE SHEET
                              JUNE 30 AND MARCH 31, 1996
                            (IN THOUSANDS, EXCEPT SHARES)
                                     (UNAUDITED)


                               ASSETS
                                                                                   JUNE 30             MARCH 31
                                                                                   -------             --------
Current assets:
    Cash and cash equivalents   .....................................             $ 1,448             $   495
    Accounts receivable, trade, net   ...............................              11,624              10,659
    Materials, supplies and inventories   ...........................               7,155               8,128
    Income taxes receivable   .......................................                                   1,019
    Prepaid expenses and other   ....................................                 442                 216
                                                                                  -------             -------
         Total current assets  ......................................              20,669              20,517

Equipment and improvements, net .....................................               9,228               9,113
Other assets, net  ..................................................                 912                 994
                                                                                  -------             -------
         Total assets   .............................................             $30,809             $30,624
                                                                                  -------             -------
                                                                                  -------             -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank  ...........................................             $ 1,100             $ 2,500
    Accounts payable  ...............................................               1,928               1,912
    Accrued liabilities  ............................................               3,603               2,756
                                                                                  -------             -------
         Total current liabilities  .................................               6,631               7,168
                                                                                  -------             -------

Commitments and Contingencies
Stockholders' equity:
    Common Stock, $0.01 par value
         (authorized 25,000,000 shares)   ...........................                  72                  72
    Common Stock Warrants  ..........................................                 936                 936
    Additional paid-in capital  .....................................              17,399              17,399
    Retained earnings  ..............................................               6,593               5,940
    Unearned compensation  ..........................................                 (58)                (76)
    Cumulative foreign currency translation adjustment   ............                (764)               (815)
                                                                                  -------             -------
         Total stockholders' equity   ...............................              24,178              23,456
                                                                                  -------             -------
              Total liabilities and stockholders' equity   ..........             $30,809             $30,624
                                                                                  -------             -------
                                                                                  -------             -------

    Common Stock issued and outstanding  ............................           7,186,816           7,184,116


                             (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                                         1996                1995
                                                                        --------            --------

Revenues         ..................................................     $15,124             $11,754

Cost of revenues    ...............................................      12,244              10,241
                                                                        --------            --------

    Gross profit    ...............................................       2,880               1,513
                                                                        --------            --------

Operating expenses:
    Selling, general and administrative   .........................       1,988               2,057
    Research and engineering   ....................................         192                 160
                                                                        --------            --------

         Total operating expenses   ...............................       2,180               2,217
                                                                        --------            --------

Operating income (loss) ...........................................         700                (704)

Other income (expense), net .......................................         (41)                 68
                                                                        --------            --------

Income (loss) before income taxes .................................         659                (636)
Income tax provision (benefit) ....................................           6                (176)
                                                                        --------            --------

Net income (loss)  ................................................     $   653             $  (460)
                                                                        --------            --------
                                                                        --------            --------

Earnings (loss) per share (Note 2):
    Primary     ...................................................         .09                (.06)
    Fully diluted  ................................................         .09                (.06)

Weighted average number of shares (Note 2):
    Primary     ...................................................       7,198               7,185
    Fully diluted  ................................................       7,198               7,185


                             (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                          1996                1995
                                                                        --------            --------

OPERATING ACTIVITIES:
   Net income (loss)  .............................................    $    653                (460)
    Adjustments to reconcile to net cash provided
    by (used by) operating activities:
      Depreciation and amortization  ..............................         897                 894
      Other non-cash (income) expenses, net    ....................           7                 (41)
      Changes in assets and liabilities   .........................       1,714              (1,380)
                                                                        --------            --------
      Total adjustments   .........................................       2,618                (527)
                                                                        --------            --------
        Net cash provided by (used by) operating
          activities  .............................................       3,271                (987)
                                                                        --------            --------

INVESTING ACTIVITIES:
   Cost of additions to equipment  ................................        (935)               (387)
   Proceeds from sale of equipment   ..............................           5                  24
                                                                        --------            --------
       Net cash used by investing activities  .....................        (930)               (363)
                                                                        --------            --------

FINANCING ACTIVITIES:
   Net borrowings on note payable  ................................      (1,400)              1,225
                                                                        --------            --------
       Net cash provided by (used by) financing
         activities ...............................................      (1,400)              1,225
                                                                        --------            --------

CUMULATIVE TRANSLATION ADJUSTMENT
  OF FOREIGN CURRENCY TRANSACTIONS  ...............................          12                 (10)
                                                                        --------            --------

   Net increase (decrease) in cash and cash
     equivalents ..................................................         953                (135)
                                                                        --------            --------

CASH AND CASH EQUIVALENTS:
   Beginning of period  ...........................................         495                 840
                                                                        --------            --------
   End of period ..................................................    $  1,448            $    705
                                                                        --------            --------
                                                                        --------            --------


                             (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month periods ended June 30, 1996 and 1995. The statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements included in the fiscal 1996 Annual Report on Form 10-K.

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

3.  MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at June 30, 1996 and March 31, 1996 consists of the following:

                                                      (In thousands)

                                             June 30, 1996      March 31, 1996
                                             ------------       -------------
                                             ------------       -------------

  Materials and Supplies                        $   4,996          $    5,233
  Work in Process                                     601               1,077
  Finished Goods                                    2,505               2,753
  Less allowance for potentially obsolete or
  overstocked inventory                              (947)               (935)
                                             ------------       -------------
                                                $   7,155          $    8,128
                                             ------------       -------------
                                             ------------       -------------

4.  NOTE PAYABLE TO BANK

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

5.  COMMITMENTS AND CONTINGENCIES

INTERNAL REVENUE SERVICE AUDIT. The Company's Federal income tax returns for fiscal 1993, 1994 and 1995 are currently under examination by the Internal Revenue Service. While the ultimate outcome of the examination cannot be predicted with certainty at this time, it is the opinion of management that the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

OTHER MATTERS. The Company is involved in matters of litigation, both as plaintiff and as defendant, all arising in the ordinary course of business. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994, while performing work at a Company work site. In April 1996, an amended complaint was filed adding as plaintiffs certain relatives of the injured person. The plaintiffs have alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages plus interest and costs. Prior to the April 1996 amendment, the Company received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. A co-defendant has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operation or liquidity of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


                       RESULTS OF OPERATIONS FOR FIRST QUARTER
                                 OF FISCAL YEAR 1997
                              COMPARED TO FIRST QUARTER
                                 OF FISCAL YEAR 1996
                            -----------------------------

REVENUES:

Consolidated revenues increased 29% in the first quarter of fiscal 1997, compared to the same period in fiscal 1996.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America increased 9% to $9.5 million in the first quarter of fiscal 1997, compared to $8.7 million in the same period of fiscal 1996. Revenues from CableCure services in North America increased to $3.6 million in the first quarter of fiscal 1997, compared to $748,000 in the same period of fiscal 1996.

The increased revenues in FlowMole operations were attributed to increased demand for FlowMole services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. In fiscal 1996, under a previously commenced program to consolidate crews and improve training in order to improve average crew performance, the Company reduced its crew levels during the first quarter. Continued strong demand for CableCure services, primarily under "Test, Treat or Replace" contracts, contributed to the increased CableCure revenue levels. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for FlowMole services.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased 9% to $2.1 million in the first quarter of fiscal 1997, compared to $2.3 million in the same period of fiscal 1996. Revenue from sales of FlowMole drilling systems declined to $1.0 million compared to $1.7 million in the same period of fiscal 1996. That decrease was partially offset by increased revenues from United Kingdom drilling operations, European CableCure operations, and spare parts sales.


GROSS PROFIT

Gross profit increased 90% in the first quarter of fiscal 1997, compared to the same period in fiscal 1996.

NORTH AMERICAN OPERATIONS. Gross Profit from FlowMole and CableCure operations increased dramatically due to the higher combined revenue levels generated in the first quarter of fiscal 1997, compared to the same period of fiscal 1996. Fixed costs of North American operations, including equipment depreciation, facilities costs and field administrative salaries, were spread over higher revenue levels, increasing gross profit as a percentage of revenue.

INTERNATIONAL OPERATIONS. Gross profit from international operations was improved by the increased revenues from services and spare parts which carry a higher gross profit, as a percentage of revenue, than sales of equipment.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses decreased 2% in the first quarter of fiscal 1997, compared to the same period of fiscal 1996. Selling, general and administrative expenses decreased 3%, primarily due to reduced headcount as a result of the Company's restructuring announced on April 2, 1996. This decrease was partially offset by higher provisions for profit sharing royalties due under the Company's exclusive license agreement for the provision of CableCure services. Research and engineering expenses increased 20% as the Company continued its prototype testing of its new Series G Drill.

Other income (expense), net, was an expense of $41,000 in the first quarter of fiscal 1997, compared to income of $68,000 in the same period of the prior year. In the first quarter of fiscal 1996, the Company recorded a $59,000 gain from the results of a joint venture which ceased operations in the third quarter of fiscal 1996. Also, foreign exchange rate fluctuations adversely impacted other expense during the first quarter of fiscal 1997.

As a result of the foregoing, the Company recorded pretax income of $659,000 in the first quarter of fiscal 1997, compared to a pretax loss of $636,000 in the same period of fiscal 1996.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The impact of deductions deferred from prior years and net operating loss carryforwards eliminated most of the Company's income tax provision in the first quarter of fiscal 1997, due to the providing of a valuation allowance at the end of fiscal 1996 against the full amount of the Company's net deferred tax assets. The Company's effective income tax rate in the first quarter of fiscal 1996 was 28%.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $653,000 in the first quarter of fiscal 1997, compared to a net loss of $460,000 in the same period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had unused sources of liquidity consisting of $1,448,000 in cash and cash equivalents and an unused balance on its committed line of credit of $3,900,000. This compares to $495,000 in cash and cash equivalents and an unused balance on its committed line of credit of $2,500,000 at March 31, 1996. Uses of cash during the first quarter of fiscal 1997 primarily related to capital expenditures of $935,000 for equipment to expand the Company's capabilities to perform additional auxiliary services, such as trenching and fusion of gas pipes. The net increase in cash and decrease in the usage of the line of credit during the first quarter of fiscal 1997 were primarily due to the impact of positive cash flow from operations, including the collection of Federal income tax refunds from the Company's tax return for fiscal 1995. The Company had anticipated the periodic usage of its line of credit throughout fiscal 1997. The Company anticipates that through cash generated by operations and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1997. The line of credit expires on November 30, 1996, and the Company expects to be able to obtain a renewal of the facility or to be able to obtain a similar credit facility from another bank.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its FlowMole and CableCure services in North America, and is recruiting personnel to expand its capacity for the next two fiscal quarters. The second and third quarters of the Company's fiscal year have historically generated its peak revenue levels due to the normal seasonality of work release from utility customers. However, the Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company may choose to increase or decrease its capacity; however, the current plan is to add crews or equipment when a high degree of confidence exists in the Company's ability to keep the added crews busy. In addition, the Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. A small number of customers generate the majority of the Company's North American CableCure revenues, increasing the exposure of the Company to such short term fluctuations in revenues. See also the discussion under "Risk Factors," below.

The Company has announced the termination of its in-house assembly of new FlowMole drilling equipment. No decision has yet been made as to the vendor or vendors who will perform such assembly services for the Company in the future. The Company is continuing to sell its remaining inventory of new drilling equipment; however, the nature and timing of the decision regarding future equipment purchasing may have an impact on the continuation of revenue from equipment sales in both the short term and long term. Also, although the Company expects to maintain or increase its revenues from spare parts sales to international customers, such customers may in fact respond to the Company's decision by turning to other suppliers for equipment and spare parts.

    This Form 10-Q contains forward looking statements, in addition to those under the caption "Review and Outlook." Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook," those described under "Risk Factors," below, and additional descriptions included in Item 7 of the Company's fiscal 1996 Form 10-K filed with the Securities and Exchange Commission.

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

    UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns, have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, one customer, Virginia Electric and Power Company, continues to generate a significant portion of the Company's consolidated revenues, and a small number of customers generate more than half of its CableCure revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

    DOW CORNING CORPORATION. The Company purchases its CableCure fluid exclusively from Dow Corning Corporation ("Dow Corning"). In May 1995, Dow Corning filed for protection under Chapter 11. While the Company has been informed by Dow Corning that it intends to continue the CableCure business, there can be no assurance that the bankruptcy trustee will not seek to amend or terminate the CableCure license agreement.


PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    EMERSON, ET AL. V. UTILX CORPORATION, A.B. CHANCE CO., THE CITY OF BRYAN
AND PAUWELS TRANSFORMERS, INC. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In April 1996, an amended complaint was filed adding as additional plaintiffs certain relatives of the injured person. The plaintiffs have alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. Prior to the April 1996 amendment, the Company received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. The City of Bryan, a co-defendant, has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights.

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

         None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5.  OTHER

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  11.1   Statement Regarding Computation of Per Share Earnings.

              27.1   Financial Data Schedule.

    (b) Report on Form 8-K. The Company filed a Current Report on Form 8-K ("Form 8-K") dated April 2, 1996, regarding the issuance of a press release which announced that its Board of Directors had approved a plan to eliminate in-house manufacturing and to outsource that operation in a strategic restructuring designed to permit the Company to focus on its core FlowMole-Registered Trademark- and CableCure-Registered Trademark- services for the utility industry, including the adoption of a workforce reduction plan. The Form 8-K did not include financial statements.

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


                                                    UTILX CORPORATION
                                            ---------------------------------
                                                      (Registrant)


Date:    August 5, 1996                     By:  /s/ Craig E. Davies
                                                 ----------------------------
                                                 Craig E. Davies, President
                                                 and Chief Executive Officer


Date:    August 5, 1996                     By:  /s/ Larry D. Pihl
                                                 ----------------------------
                                                 Larry D. Pihl, Vice
                                                 President/Chief Financial
                                                 Officer