Form 10-Q
period 1996-09-30
UTILX CORP
filed 1996-11-14
CIK 821361

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                              _______________

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED
                             SEPTEMBER 30, 1996

                              _______________

                             UTILX CORPORATION
                       COMMISSION FILE NUMBER 0-16821


             DELAWARE                                     91-1171716
      (State of Incorporation)                         (I.R.S. Employer
                                                     Identification Number)

     22404 - 66TH AVENUE SOUTH
         P. O. BOX 97009
    KENT, WASHINGTON  98064-9709                        (206) 395-0200
(Address of Principal Executive Offices)       (Registrant's Telephone Number)


Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the
past 90 days.  Yes  X   No
                  -----   -----

As of September 30, 1996, 7,188,409 shares of Common Stock were outstanding.



             The total number of pages in this Form 10-Q is 14.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               TABLE OF CONTENTS


  ITEM                                                                   PAGE
  ----                                                                   ----
                                    PART I

   1.  Financial Statements

       Consolidated Balance Sheet
       September 30, 1996 and March 31, 1996............................    3

       Consolidated Statement of Operations
       For the Three Months Ended
       September 30, 1996 and 1995......................................    4

       Consolidated Statement of Operations
       For the Six Months Ended
       September 30, 1996 and 1995......................................    5

       Consolidated Statement of Cash Flows
       For the Six Months Ended
       September 30, 1996 and 1995......................................    6

       Notes to Consolidated Financial Statements.......................    7

    2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    9

                                   PART II

    1. Legal Proceedings................................................   13

    2. Changes in Securities............................................   13

    3. Defaults Upon Senior Securities..................................   13

    4. Submission of Matters to a Vote of Security Holders..............   13

    5. Other............................................................   13

    6. Exhibits.........................................................   13


Signatures..............................................................   14

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                              UTILX CORPORATION

                         CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30 AND MARCH 31, 1996
                        (IN THOUSANDS, EXCEPT SHARES)
                                (UNAUDITED)

                                  ASSETS

                                           SEPTEMBER 30     MARCH 31
                                           ------------     --------
Current assets:
  Cash and cash equivalents...............    $ 1,129       $   495
  Accounts receivable, trade, net.........     13,658        10,659
  Materials, supplies and inventories.....      6,046         8,128
  Income taxes receivable.................                    1,019
  Prepaid expenses and other .............        399           216
                                              -------       -------
     Total current assets.................     21,232        20,517

Equipment and improvements, net...........      9,503         9,113
Other assets, net.........................        844           994
                                              -------       -------
     Total assets.........................    $31,579       $30,624
                                              -------       -------
                                              -------       -------
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank ...................    $   750       $ 2,500
  Accounts payable .......................      1,769         1,912
  Accrued liabilities.....................      4,323         2,756
                                              -------       -------
     Total current liabilities ...........      6,842         7,168
                                              -------       -------

Commitments and Contingencies
Stockholders' equity:
  Common Stock, $0.01 par value
     (authorized 25,000,000 shares).......         72            72
  Common Stock Warrants...................        936           936
  Additional paid-in capital .............     17,399        17,399
  Retained earnings.......................      7,109         5,940
  Unearned compensation...................        (51)          (76)
  Cumulative foreign currency translation
   adjustment.............................       (728)         (815)
                                              -------       -------
     Total stockholders' equity...........     24,737        23,456
                                              -------       -------
       Total liabilities and
        stockholders' equity..............    $31,579       $30,624
                                              -------       -------
                                              -------       -------

  Common Stock issued and outstanding.....  7,188,409     7,184,116


             (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                    1996         1995
                                                   -------      -------
Revenues....................................       $15,549      $11,119

Cost of revenues............................        13,029        9,866
                                                   -------      -------

  Gross profit...............................        2,520        1,253
                                                   -------      -------

Operating expenses:
  Selling, general and administrative........        1,845        1,846
  Research and engineering...................          178          161
                                                   -------      -------

     Total operating expenses................        2,023        2,007
                                                   -------      -------

Operating income (loss).....................           497         (754)

Other income (expense), net.................            25           64
                                                   -------      -------

Income (loss) before income taxes............          522         (690)
Income tax provision (benefit)...............            6         (197)
                                                   -------      -------

Net income (loss)............................      $   516      $  (493)
                                                   -------      -------
                                                   -------      -------

Earnings (loss) per share (Note 2):
  Primary....................................      $   .07      $  (.07)
  Fully diluted.............................       $   .07      $  (.07)

Weighted average number of shares (Note 2):
  Primary....................................        7,330        7,185
  Fully diluted.............................         7,345        7,185










                (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                    1996         1995
                                                   -------      -------
Revenues.....................................      $30,673      $22,873

Cost of revenues.............................       25,273       20,107
                                                   -------      -------

  Gross profit...............................        5,400        2,766
                                                   -------      -------

Operating expenses:
  Selling, general and administrative........        3,832        3,903
  Research and engineering...................          371          321
                                                   -------      -------
     Total operating expenses................        4,203        4,224
                                                   -------      -------

Operating income (loss)......................        1,197       (1,458)
Other income (expense), net..................          (16)         132
                                                   -------      -------

Income (loss) before income taxes............        1,181       (1,326)
Income tax provision (benefit)...............           12         (373)
                                                   -------      -------

Net income (loss)............................      $ 1,169      $  (953)
                                                   -------      -------
                                                   -------      -------

Earnings (loss) per share (Note 2):
  Primary....................................      $   .16      $  (.13)
  Fully diluted..............................      $   .16      $  (.13)

Weighted average number of shares (Note 2):
  Primary....................................        7,264        7,185
  Fully diluted.............................         7,271        7,185

                             UTILX CORPORATION

                   CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                       1996         1995
                                                      -------      -------
OPERATING ACTIVITIES:
  Net income (loss)..............................     $ 1,169      $  (953)
  Adjustments to reconcile to net cash provided
   by (used by) operating activities:
    Depreciation and amortization ...............       1,822        1,794
    Other non-cash (income) expenses, net........          31          (61)
    Changes in assets and liabilities ...........       1,416       (1,168)
                                                      -------      -------
    Total adjustments ...........................       3,269         (565)
                                                      -------      -------
      Net cash provided by (used by)
       operating activities......................       4,438         (388)
                                                      -------      -------

INVESTING ACTIVITIES:
  Cost of additions to equipment ................      (2,071)        (629)
  Proceeds from sale of equipment................           5           31
                                                      -------      -------
      Net cash used by investing activities......      (2,066)        (598)
                                                      -------      -------

FINANCING ACTIVITIES:
  Net borrowings (repayments) on note payable....      (1,750)         900
  Issuance of Common Stock ......................           1            1
  Purchase of Common Stock ......................          (1)          (2)
                                                      -------      -------
       Net cash provided by (used by) financing
        activities...............................      (1,750)         899
                                                      -------      -------

CUMULATIVE TRANSLATION ADJUSTMENT OF FOREIGN
 CURRENCY TRANSACTIONS...........................          12          (17)
                                                      -------      -------
  Net increase (decrease) in cash and
   cash equivalents..............................         634         (104)
                                                      -------      -------

CASH AND CASH EQUIVALENTS:
  Beginning of period............................         495          840
                                                      -------      -------
  End of period..................................     $ 1,129      $   736
                                                      -------      -------
                                                      -------      -------












             (See Notes to Consolidated Financial Statements)

                           UTILX CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and six-month periods ended September 30, 1996 and 1995. The statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements included in the fiscal 1996 Annual Report on Form 10-K.

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

3.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at September 30, 1996 and March 31, 1996 consists of the following:


                                           SEPTEMBER 30, 1996   MARCH 31, 1996
                                           ------------------   --------------
                                                       (IN THOUSANDS)

    Materials and Supplies                        $4,944            $5,233
    Work in Process                                  381             1,077
    Finished Goods                                 1,487             2,753
    Less allowance for potentially obsolete
     or overstocked inventory                       (766)             (935)
                                                  ------            ------
                                                  $6,046            $8,128
                                                  ------            ------
                                                  ------            ------

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

5.  COMMITMENTS AND CONTINGENCIES

INTERNAL REVENUE SERVICE AUDIT. The Company's Federal income tax returns for fiscal 1993, 1994 and 1995 are currently under examination by the Internal Revenue Service. Recently, the Internal Revenue Service Agent has indicated that no adjustment is advised to the fiscal 1994 income tax return. The ultimate outcome of the examination cannot be predicted with certainty at this time. It is the opinion of management that the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   RESULTS OF OPERATIONS FOR SECOND QUARTER
                             OF FISCAL YEAR 1997
                          COMPARED TO SECOND QUARTER
                             OF FISCAL YEAR 1996
                   ----------------------------------------
REVENUES:

CONSOLIDATED revenues increased 40% in the second quarter of fiscal 1997, compared to the same period in fiscal 1996. Consolidated revenues increased 34% in the first six months of fiscal 1997, compared to the same period in fiscal 1996.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America increased 14% to $9.7 million in the second quarter of fiscal 1997, compared to $8.5 million in the same period of fiscal 1996. Revenues from CableCure services in North America increased to $3.7 million in the second quarter of fiscal 1997, compared to $1.4 million in the same period of fiscal 1996.

Revenues from FlowMole drilling operations in North America increased 11% in the first six months of fiscal 1996 compared to the same period of fiscal 1996. Revenues from CableCure services in North America increased $7.2 million in the first six months of fiscal 1997 compared to $2.2 million in the same period of fiscal 1996.

The increased revenues in FlowMole operations were attributed to increased demand for FlowMole services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. In fiscal 1996, under a previously commenced program to consolidate crews and improve training in order to improve average crew performance, the Company reduced its crew levels during the first and second quarters. When demand for services increased in subsequent quarters, revenue growth was partially constrained by the need to add and train new crew members. The time required to add and train new FlowMole crews could also constrain revenue growth if demand should exceed capacity in future periods. In addition, the Company has expanded its capacity for non-drilling services such as trenching, which has also increased demand. Continued strong demand for CableCure services, primarily under "Test, Treat or Replace" contracts, contributed to the increased CableCure revenue levels. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for FlowMole services.

INTERNATIONAL OPERATIONS. Revenues from international operations increased to $2.2 million in the second quarter of fiscal 1997, compared to $1.2 million in the same period of fiscal 1996. This increase is connected to an increase in equipment sales. Increased revenues from European CableCure operation offset decreases in revenues from drilling operations in the United Kingdom and decreases in spare parts sales in Asia. Revenues from international operations increased to $4.3 million for the first six months of fiscal 1997 compared to $3.5 million in the same period of fiscal 1996. This increase was related to an increase in equipment sales and in revenue from European CableCure operations.

Equipment sales revenue was $2.1 million during the first six months of fiscal 1997. As discussed under "Review and Outlook", the Company has sold substantially all of its inventory of new equipment. The Company has not yet placed an order with an outside manufacturer for additional equipment to be held for sale. Although the Company expects to place such an order in the next few months, due to existing inventory levels and manufacturing lead times, the Company expects a substantial reduction in revenue from equipment sales in the remainder of fiscal 1997, compared to levels of such revenue in the first six months of fiscal 1997.

GROSS PROFIT

Gross profit increased 101% in the second quarter of fiscal 1997, compared to the same period in fiscal 1996. Gross profit increased 95% in the first six months of fiscal 1997, compared to the same period of fiscal 1996.

NORTH AMERICAN OPERATIONS. Gross profit from FlowMole and CableCure operations increased dramatically due to the higher combined revenue levels generated in fiscal 1997, compared to the same period of fiscal 1996. Fixed costs of North American operations, including equipment depreciation, facilities costs and field administrative salaries, were spread over higher revenue levels, increasing gross profit as a percentage of revenue.

INTERNATIONAL OPERATIONS. Gross profit from international operations for the second quarter of fiscal 1997 increased due to the increased revenues from equipment sales. Gross profit for the first six months of fiscal 1997 increased as a result of increased revenues from equipment sales as well as European CableCure operations. In addition, CableCure operations in Europe provide a relatively high gross margin, which has served to improve international gross margin as a percent of international revenue.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 1% in the second quarter of fiscal 1997, compared to the same period of fiscal 1996. Total operating expenses decreased 1% in the first six months of fiscal 1997 compared to the same period of fiscal 1996. Selling, general and administrative expenses remained level in both periods. Provisions for royalty payments under the Company's exclusive CableCure license increased to over $200,000 in each of the first two quarters of fiscal 1997. There were no such provisions in the same periods of fiscal 1996. Decreases in selling, general and administrative expenses in other areas, primarily due to reduced headcount resulting from the Company's restructuring announced on April 2, 1996, offset the higher royalty expense. Research and engineering expenses increased as the Company continued prototype testing of its new Series G Drill.

Other income (expense) net, was income of $25,000 and a net expense of $16,000 in the second quarter and first six months of fiscal 1997, respectively, compared to income of $64,000 and $132,000 in the same periods of fiscal 1996. The Company recorded a gain from its share of the start-up operations of a joint venture in each of the first two quarters of fiscal 1996 compared to none in the same period in fiscal 1997. This joint venture ceased operations in the third quarter of fiscal 1996.

INCOME (LOSS) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded pretax income of $522,000 in the second quarter of fiscal 1997 compared to a pretax loss of $690,000 in the same period of fiscal 1996. The Company recorded pretax income of $1.2 million in the first six months of fiscal 1997 compared to a pretax loss of $1.3 million in the same period of fiscal 1996.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The Company has continued to provide a 100% valuation allowance for net deferred tax assets (originally established in the fourth quarter of fiscal 1996). As a result, due to utilization of net operating loss carryforwards and other deferred tax benefits in fiscal 1997, the Company has eliminated substantially all of the Company's income tax provision in the first and second quarters of fiscal 1997. The Company's effective income tax rate in the second quarter of fiscal 1996 was 28%.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $516,000 in the second quarter of fiscal 1997 compared to a net loss of $493,000 in the same period of fiscal 1996. The Company recorded net income of $1.2 million in the first six months of fiscal 1997 compared to a net loss of $953,000 in the same period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had unused sources of liquidity consisting of $1.1 million in cash and cash equivalents and an unused balance on its committed line of credit of $4,250,000. This compares to $495,000 in cash and cash equivalents and unused balance on its committed line of credit of $2,500,000 at March 31, 1996. Capital expenditures of $2.1 million for equipment to expand the Company's capabilities to perform additional auxiliary services, such as trenching and fusion of gas pipes, represents the primary use of cash during the first six months of fiscal 1997. The net increases in cash during the first and second quarters of fiscal 1997 were primarily due to the impact of positive cash flow from operations, including the collection of Federal Income Tax refunds from the Company's tax return for fiscal 1995. The Company has anticipated the periodic usage of its line of credit throughout fiscal 1997. The Company anticipates that through cash generated by operations and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1997. The line of credit expires on November 30, 1996. The Company has initiated discussions for renewal of the line, and anticipates that it will be able to negotiate a renewal of this line of credit.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its FlowMole and CableCure services in North America, and is recruiting personnel to expand its capacity for the next fiscal quarter. The third quarter of the Company's fiscal year has historically generated its peak revenue levels due to the normal seasonality of work release from utility customers. However, the Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company may choose to increase or decrease its capacity; however, management currently plans to add crews or equipment when it has a high degree of confidence exists in the Company's ability to keep the added crews busy. In addition, the Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. A small number of customers generate the majority of the Company's North American CableCure revenues, increasing the exposure of the Company to such short term fluctuations in revenues. See also the discussion under "Risk Factors", below.

The Company has announced the termination of its in-house assembly of new FlowMole drilling equipment. No decision has yet been made as to the vendor or vendors who will perform such assembly services for the Company in the future. The Company has sold substantially all its inventory of new drilling equipment. The nature and timing of the decision regarding future equipment purchasing may have an impact on the continuation of revenue from equipment sales in the long term and limited inventory levels will adversely impact equipment sales revenues in the near future. Also, although the Company expects to maintain or increase its revenues from spare parts sales to international customers, such customers may in fact respond to the Company's decision by turning to other suppliers for equipment and spare parts.

     This Form 10-Q contains forward looking statements, in addition to those under the caption "Review and Outlook". Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook," those described under "Risk Factors" below, and additional descriptions included in Item 7 of the Company's fiscal 1996 Form 10-K filed with the Securities and Exchange Commission.

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

      DOW CORNING CORPORATION. In May 1995, Dow Corning Corporation ("Dow Corning") filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession. To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company, and the Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has repeatedly indicated to the Company that it intends to continue conducting the business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to discontinue the relationship. However, there can be no guarantee that the CableCure license agreement will not be amended or rejected during the course of the bankruptcy proceeding.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     EMERSON, ET AL. V. UTILX CORPORATION, A. B. CHANCE CO., THE CITY OF BRYAN AND PAUWELS TRANSFORMERS, INC. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In April 1996, an amended complaint was filed adding as additional plaintiffs certain relatives of the injured person. The plaintiffs have alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. Prior to the April 1996 amendment, the Company received a settlement offer near the limits of the Company's insurance policy. The Company is defending this matter. The City of Bryan, a co-defendant, has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights.

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

     None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 25, 1996, the Company held its 1996 Annual Meeting of Stockholders at which the stockholders took the following action: (1) Stanley J. Bright was reelected to the Company's Board of Directors for a three year term expiring in 1999 by a vote of 6,452,350 "for" and 66,991 "against", and William M. Weisfield was reelected to the Company's Board of Directors for a three year term expiring in 1999 by a vote of 6,452,850 "for" and 66,491 "against", and (2) the appointment of the accounting firm of Coopers & Lybrand L.L.P. as the Company's auditors for fiscal year 1997 was ratified and approved by a vote of 6,446,625 "for", 58,749 "against" and 13,967 "abstaining".

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

                                       UTILX CORPORATION
                                         (Registrant)


Date: November 4, 1996                 By:        /s/  Craig E. Davies
                                          ------------------------------------
                                          Craig E. Davies, President and Chief
                                            Executive Officer



Date: November 4, 1996                 By:     /s/ Larry D. Pihl
                                          ------------------------------------
                                          Larry D. Pihl, Vice President/Chief
                                            Financial Officer