Form 10-Q
period 1996-12-31
UTILX CORP
filed 1997-02-14
CIK 821361

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ----------------------------
                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                FOR THE QUARTER ENDED
                                  DECEMBER 31, 1996
                             ----------------------------

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

                             ----------------------------

Securities registered pursuant to Section 12(b) or (g) of the Act:

          COMMON STOCK, .01 PAR VALUE         THE NASDAQ STOCK MARKET, INC.
            (Class of Security)               (Exchange on Which Registered)

                             ----------------------------
The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of December 31, 1996, 7,180,075 shares of Common Stock were outstanding.



                  The total number of pages in this Form 10-Q is 14.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS


   ITEM                                                                     PAGE
   ----                                                                     ----
                                  PART I

     1.   Financial Statements

          Consolidated Balance Sheet
          December 31, 1996 and March 31, 1996 . . . . . . . . . . . . .      3

          Consolidated Statement of Operations
          For the Three Months Ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .      4

          Consolidated Statement of Operations
          For the Nine Months Ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .      5

          Consolidated Statement of Cash Flows
          For the Nine Months Ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .      6

          Notes to Consolidated Financial Statements . . . . . . . . . .      7

     2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .      9

                                  PART II

     1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     13

     2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .     13

     3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .     13

     4.   Submission of Matters to a Vote of Security Holders. . . . . .     13

     5.   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

     6.   Exhibits and Reports on Forms 8-K. . . . . . . . . . . . . . .     13

Signatures. . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .     14

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                                  UTILX CORPORATION

                              CONSOLIDATED BALANCE SHEET
                            DECEMBER 31 AND MARCH 31, 1996
                            (IN THOUSANDS, EXCEPT SHARES)
                                     (UNAUDITED)
                                        ASSETS


                                                         DECEMBER 31    MARCH 31
                                                         -----------    --------
Current assets:
     Cash and cash equivalents . . . . . . . . . .         $ 2,273      $   495
     Accounts receivable, trade, net . . . . . . .          12,208       10,659
     Materials, supplies and inventories . . . . .           6,248        8,128
     Income taxes receivable . . . . . . . . . . .             337        1,019
     Prepaid expenses and other. . . . . . . . . .             462          216
                                                           -------      -------
          Total current assets . . . . . . . . . .          21,528       20,517

Equipment and improvements, net. . . . . . . . . .           9,936        9,113
Other assets, net. . . . . . . . . . . . . . . . .             752          994
                                                           -------      -------
          Total assets . . . . . . . . . . . . . .         $32,216      $30,624
                                                           -------      -------
                                                           -------      -------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank. . . . . . . . . . . . .            $  -     $  2,500
     Accounts payable. . . . . . . . . . . . . . .           1,969        1,912
     Accrued liabilities . . . . . . . . . . . . .           3,469        2,756
                                                           -------      -------
          Total current liabilities. . . . . . . .           5,438        7,168
                                                           -------      -------


Stockholders' equity:
     Common Stock, $0.01 par value
           (authorized 25,000,000 shares). . . . .              72           72
     Common Stock Warrants . . . . . . . . . . . .             936          936
     Additional paid-in capital. . . . . . . . . .          17,414       17,399
     Retained earnings . . . . . . . . . . . . . .           8,865        5,940
     Unearned compensation . . . . . . . . . . . .             (37)         (76)
     Cumulative foreign currency translation
       adjustment. . . . . . . . . . . . . . . . .            (472)        (815)
                                                           -------      -------
          Total stockholders' equity . . . . . . .          26,778       23,436
                                                           -------      -------
               Total liabilities and stockholders'
                 equity. . . . . . . . . . . . . .         $32,216      $30,624
                                                           -------      -------
                                                           -------      -------

     Common Stock issued and outstanding . . . . .       7,180,075    7,184,116





                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                             1996        1995
                                                             ----        ----

Revenues . . . . . . . . . . . . . . . . . . . . . .       $16,317      $13,155

Cost of revenues . . . . . . . . . . . . . . . . . .        13,604       10,798
                                                           -------      -------

    Gross profit . . . . . . . . . . . . . . . . . .         2,713        2,357
                                                           -------      -------

Operating expenses:
    Selling, general and administrative. . . . . . .         1,702        2,048
    Research and engineering . . . . . . . . . . . .           172          168
                                                           -------      -------

        Total operating expenses . . . . . . . . . .         1,874        2,216
                                                           -------      -------

Operating income (loss). . . . . . . . . . . . . . .           839          141

Other income (expense), net. . . . . . . . . . . . .           (27)          22
                                                           -------      -------

Income (loss) before income taxes. . . . . . . . . .           812          163
Income tax provision (benefit) . . . . . . . . . . .          (944)          59
                                                           -------      -------

Net income (loss). . . . . . . . . . . . . . . . . .       $ 1,756      $   104
                                                           -------      -------
                                                           -------      -------
Earnings (loss) per share (Note 2):
    Primary. . . . . . . . . . . . . . . . . . . . .           .24          .01
    Fully diluted. . . . . . . . . . . . . . . . . .           .24          .01

Weighted average number of shares (Note 2):
    Primary. . . . . . . . . . . . . . . . . . . . .         7,330        7,192
    Fully diluted. . . . . . . . . . . . . . . . . .         7,434        7,192







                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                             1996         1995
                                                             ----         ----

Revenues     . . . . . . . . . . . . . . . . . . . .       $46,990      $36,028

Cost of revenues from operations . . . . . . . . . .        38,877       30,905
                                                           -------      -------

    Gross profit . . . . . . . . . . . . . . . . . .         8,113        5,123
                                                           -------      -------

Operating expenses:
    Selling, general and administrative. . . . . . .         5,533        5,951
    Research and engineering . . . . . . . . . . . .           544          489
                                                           -------      -------

        Total operating expenses . . . . . . . . . .         6,077        6,440
                                                           -------      -------

Operating income (loss). . . . . . . . . . . . . . .         2,036       (1,317)

Other income (expense), net. . . . . . . . . . . . .           (43)         154
                                                           -------      -------

Income (loss) before income taxes. . . . . . . . . .         1,993       (1,163)
Income tax benefit . . . . . . . . . . . . . . . . .           932          314
                                                           -------      -------

Net income (loss). . . . . . . . . . . . . . . . . .       $ 2,925      $  (849)
                                                           -------      -------
                                                           -------      -------

Earnings (loss) per share (Note 2):
    Primary       .. . . . . . . . . . . . . . . . .            40         (.12)
    Fully diluted. . . . . . . . . . . . . . . . . .           .40         (.12)

Weighted average number of shares (Note 2):
    Primary    . . . . . . . . . . . . . . . . . . .         7,285        7,185
    Fully diluted. . . . . . . . . . . . . . . . . .         7,325        7,185







                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                            1996         1995
                                                            ----         ----
OPERATING ACTIVITIES:
     Net Income (Loss) . . . . . . . . . . . . . . .      $  2,925      $  (849)
      Adjustments to reconcile to net cash provided by
       (used by) operating activities:
        Depreciation and amortization. . . . . . . .         2,775        2,744
        Net book value of drilling systems sold. . .                        115
        Other non-cash (income) expenses, net. . . .            48         (136)
        Changes in:
          Accounts receivable, trade . . . . . . . .        (1,428)         572
          Materials, supplies and inventories. . . .         2,057         (884)
          Prepaid expenses and other . . . . . . . .           (83)        (258)
          Income taxes receivable. . . . . . . . . .           562         (319)
          Accounts payable . . . . . . . . . . . . .            45          103
          Accrued liabilities. . . . . . . . . . . .           713       (2,033)
                                                           -------      -------
        Total adjustments. . . . . . . . . . . . . .         4,689          (96)
                                                           -------      -------
            Net cash used provided by (used by)
             operating activities. . . . . . . . . .         7,614         (945)
                                                           -------      -------

INVESTING ACTIVITIES:
     Cost of additions to equipment. . . . . . . . .        (3,358)      (2,287)
     Proceeds from sale of equipment . . . . . . . .            12          178
                                                           -------      -------
            Net cash used by investing activities .         (3,346)      (2,109)
                                                           -------      -------

FINANCING ACTIVITIES:
     Net borrowings (payments) on note payable . . .        (2,500)       2,750
     Proceeds from exercise of stock options . . . .            16            2
     Repurchase of common stock. . . . . . . . . . .            (1)          (1)
                                                           -------      -------
            Net cash provided by (used by)
            financing activities . . . . . . . . . .        (2,485)       2,751
                                                           -------      -------

CUMULATIVE TRANSLATION ADJUSTMENT
  OF FOREIGN CURRENCY TRANSACTIONS . . . . . . . . .            (5)         (24)
                                                           -------      -------
     Net increase (decrease) in cash and cash
       equivalents . . . . . . . . . . . . . . . . .         1,778         (327)

CASH AND CASH EQUIVALENTS:
     Beginning of period . . . . . . . . . . . . . .           495          840
                                                           -------      -------
     End of period . . . . . . . . . . . . . . . . .       $ 2,273      $   513
                                                           -------      -------
                                                           -------      -------


                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and nine-month periods ended December 31, 1996 and 1995. The statements should be read in conjunction with the March 31, 1996 audited consolidated financial statements included in the fiscal 1996 Annual Report on Form 10-K.

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

3.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at December 31, 1996 and March 31, 1996 consists of the following:

                                                         (In thousands)

                                        December 31, 1996   March 31, 1996
                                        -----------------   --------------
Materials and supplies                      $  4,990          $  5,233
Work in process                                  672             1,077
Finished goods                                 1,263             2,753
Less Allowance for potentially
     obsolete or overstocked inventory          (677)             (935)
                                            --------          --------
                                               6,248          $  8,128
                                            --------          --------

4.   NOTE PAYABLE TO BANK

The Company has obtained a renewal of its committed, uncollateralized credit facility of $5,000,000. The credit agreement contains certain financial covenants that require the company to maintain certain levels of tangible net worth, working capital and debt ratio. This line of credit expires on June 30, 1998.

5.   COMMITMENTS AND CONTINGENCIES

INTERNAL REVENUE SERVICE AUDIT. The Internal Revenue Service's examination of the Company's federal income tax return for fiscal 1994 has been completed. The Company has been notified that there will be no adjustment to the income tax return. In the third quarter of fiscal 1997, the Company filed several amended federal income tax returns and these will recover greater income tax refunds from prior years than had been projected. The Company accordingly reported an $850,000 income tax benefit in the third quarter of its current fiscal year.
The Company continues to provide a full valuation account for remaining net deferred tax assets and to evaluate the account on a quarterly basis.

OTHER MATTERS.

In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In April 1996, an amended complaint was filed adding as additional plaintiffs certain relatives of the injured person. The plaintiffs have alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. A co-defendant has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights. In December 1996, all plaintiffs and defendants participated in mediation and reached a settlement agreement which is pending final court approval. If the settlement is approved as agreed, the Company's share of the cost of the settlement will be covered by existing insurance reserves.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       RESULTS OF OPERATIONS FOR THIRD QUARTER
                                 OF FISCAL YEAR 1997
                              COMPARED TO THIRD QUARTER
                                 OF FISCAL YEAR 1996
                                 -------------------
REVENUES

Consolidated revenues increased 24% in the third quarter of fiscal 1997, and 30% in the first nine months of fiscal 1997, compared to the same periods in fiscal 1996.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America ("FlowMole operations") increased to $11 million in the third quarter of fiscal 1997 compared to $8.8 million in the same period of fiscal 1996.
Revenues from CableCure services in North America ("CableCure operations") increased to $4 million in the third quarter of fiscal 1997 compared to $2.3 million in the same period of fiscal 1996.

Revenues from FlowMole operations increased to $30.2 million in the first nine months of fiscal 1997, compared to $26.1 million in the same period in fiscal 1996. Revenues from CableCure operations increased to $11.2 million in the first nine months of fiscal 1997, compared to $4.5 million in the same period in fiscal 1996.

The increased revenues in FlowMole operations were attributed to increased demand for FlowMole services and the Company's ability to maintain a higher level of drilling crews than in the prior year. In fiscal 1996, under a previously commenced program to consolidate crews and improve training in order to improve average crew performance, the Company reduced its crew levels during the first and second quarters. When demand for services increased in subsequent quarters, revenue growth was partially constrained by the need to add and train new crew members. The time required to add and train new FlowMole crews could also constrain revenue growth if demand should exceed capacity in future periods. In addition, the Company has expanded its capacity for non-drilling services such as trenching, which has also increased demand. Continued strong demand for CableCure services, primarily under "Test, Treat or Replace" contracts, contributed to the increased CableCure revenue levels. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for FlowMole services.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased to $1.2 million in the third quarter of fiscal 1997, compared to $2.0 million in the same period of fiscal 1996. This decrease was primarily attributed to an anticipated reduction in sales of FlowMole drilling equipment due to depleted inventory while transitioning manufacturing to outside vendors. Revenues from international operations remained at $5.5 million for the first nine months of fiscal 1997 and also for the same period of fiscal 1996.

Equipment sales revenue decreased to $341,000 in the third quarter of fiscal 1997 compared to $799,000 in the same period of fiscal 1996. Equipment sales revenue increased to $2.5 million during the first nine months of fiscal 1997 compared to $2.4 million in the same period of fiscal 1996. As discussed under "Review and Outlook", the Company has sold substantially all of its inventory of new equipment. The Company has not yet placed an order with an outside manufacturer for additional equipment to be held for sale. Although the Company expects to place such an order in the next few months, due to existing inventory levels and manufacturing lead times, the Company expects a continued low level of revenue from equipment sales at least through the remainder of fiscal 1997.

GROSS PROFIT

Gross profit increased 15% in the third quarter of fiscal 1997 compared to the same period in fiscal 1996, and increased 58% in the first nine months of fiscal 1997 compared to the same period of fiscal 1996.

NORTH AMERICAN OPERATIONS. Gross profit from FlowMole operations and CableCure operations increased in the third quarter of fiscal 1997 compared to the same period of fiscal 1996 as a result of increased demand for FlowMole services and the Company's expanded capability to support non-drilling services. From July 1st to December 31st of fiscal 1997, worldwide employment increased from 515 to 669, as drilling crews and new types of crews for the provision of broader ranges of services to customers were added. Additional hiring and training expenses and equipment purchases resulting from the increase in head count contributed to a reduction in gross profit as a percentage of revenue in the third quarter of fiscal 1997.

INTERNATIONAL OPERATIONS. Overall gross profit from international operations decreased in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. The decrease was due to lower revenue levels. For the first nine months of fiscal 1997, gross profit from international operations was essentially unchanged from the same period of fiscal 1996.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses decreased 15% in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. In the first nine months of fiscal 1997 operating expenses decreased by 6% compared to the same period of fiscal 1996. Provisions for royalty payments under the Company's exclusive CableCure license have increased to over $200,000 per quarter in fiscal 1997, compared to none in the same periods of fiscal 1996. The Company's restructuring, as announced on April 2, 1996, has contributed to reduced corporate overhead, resulting in lower expenses for both third quarter and year to date to more than offset the increased CableCure royalty expenses.

Research and engineering costs in the third quarter of fiscal 1997 include increases in CableCure research expenditures. The Company expects a continued investment in CableCure research through the next fiscal year. Increased research and engineering costs for the first nine months of fiscal 1997 include expenses for the continued Series G-Drill prototype testing.

Other income (expense), net was an expense of $27,000 in the third quarter of fiscal 1997 compared to income of $22,000 in the same period of fiscal 1996. In the first nine months of fiscal 1997 other income (expense), net was an expense of $43,000 compared to income of $154,000 in the same period of fiscal 1996. During the third quarter of fiscal year 1997, foreign exchange losses account for the increased expenses. The Company recorded a gain from its share of the start-up operations of a joint venture in the first nine months of fiscal 1996. This joint venture ceased operations in the third quarter of fiscal 1996.

INCOME (LOSS) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded pretax income of $812,000 in the third quarter of fiscal 1997 compared to pretax income of $163,000 in the same period of fiscal 1996. The Company recorded pretax income of $2,037,000 in the first nine months of fiscal 1997 compared to a pretax loss of $1,163,000 in the same period of fiscal 1996.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The Company continues to provide a 100% valuation allowance for net deferred tax assets (originally established in the fourth quarter of fiscal 1996). As a result, due to utilization of net operating loss carryforwards and other deferred tax benefits in fiscal 1997, the Company has eliminated substantially all of the Company's income tax provision in the first, second and third quarters of fiscal 1997. In the third quarter of fiscal 1997, the Company filed several amended Federal income tax returns and will recover greater income tax refunds from prior years than had been projected. The amendments resulted from the conclusion of an Internal Revenue Service examination of the Company's fiscal 1994 return, allowing the immediate deductibility of certain royalty payments made in that year. The Company accordingly reported an $850,000 income tax benefit in the third quarter of fiscal 1997. Additional income tax benefits reflect the projected recovery of foreign income taxes paid in prior years. The Company's effective income tax rate in the third quarter of fiscal 1996 was 36%.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $1,756,000 in the third quarter of fiscal 1997 compared to net income of $104,000 in the same period of fiscal 1996. The Company recorded net income of $2,925,000 in the first nine months of fiscal 1997 compared to a net loss of $849,000 in the same period of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had unused sources of liquidity consisting of $2.3 million in cash and cash equivalents and an unused balance on its committed line of credit of $5,000,000. The line of credit expires on June 30, 1998.
This compares to $495,000 in cash and cash equivalents and an unused balance on its committed line of credit of $2,500,000 at March 31, 1996. Capital expenditures of $3.4 million for equipment to expand the Company's capabilities to perform additional auxiliary services, such as trenching and fusion of gas pipes, represents the primary use of cash during the first nine months of fiscal 1997. The net increases in cash during the first, second and third quarters of fiscal 1997 were primarily due to the impact of positive cash flow from operations, including the collection of federal income tax refunds. The Company has anticipated the periodic usage of its line of credit throughout fiscal 1997. The Company anticipates that through cash generated by operations and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1997.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its FlowMole and CableCure services in North America. The Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company may choose to increase or decrease its capacity; however, management currently plans to add crews or equipment when it has a high degree of confidence in the Company's ability to keep the added crews busy. In addition, the Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. A small number of customers generate the majority of the Company's North American CableCure revenues, increasing the exposure of the Company to such short term fluctuations in revenues. See also the discussion under "Risk Factors", below.

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

UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns, have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, one customer, Virginia Electric and Power Company, continues to generate a significant portion of the Company's FlowMole revenues, and a small number of customers generate more than half of its CableCure revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

DOW CORNING CORPORATION. In May 1995, Dow Corning Corporation ("Dow Corning") filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession. To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company, and the Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has repeatedly indicated to the Company that its intends to continue conducting the business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to discontinue the relationship. However, there can be no guarantee that the CableCure license agreement will not be amended or rejected during the course of the bankruptcy proceeding.

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    EMERSON, ET AL. V. UTILX CORPORATION, A. B. CHANCE CO., THE CITY OF BRYAN AND PAUWELS TRANSFORMERS, INC. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In April 1996, an amended complaint was filed adding as additional plaintiffs certain relatives of the injured person. The plaintiffs have alleged negligence, gross negligence and breach of contract by the Company. The complaint requests an unspecified amount of damages in excess of $50,000 and punitive damages, plus interest and costs. The City of Bryan, a co-defendant, has tendered its defense in this litigation to the Company's insurer, which has accepted the tender under reservation of rights. In December 1996, all plaintiffs and defendants participated in mediation and reached a settlement agreement which is pending final court approval. If the settlement is approved as agreed, the Company's share of the cost of the settlement will be covered by existing insurance reserves.

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

    None

    ITEM 5.  OTHER

    None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  11.1  Statement Regarding Computation of Per Share Earnings.
         27.1  Financial Data Schedule.

    (b)  Report on Form 8-K.  None.

                                  UTILX CORPORATION

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UTILX CORPORATION
                                         --------------------------------------
                                                     (Registrant)


Date:    February 11, 1997           By: /s/ Craig E. Davies
                                         --------------------------------------
                                          Craig E. Davies, President and Chief
                                            Executive Officer



Date:    February 11, 1997           By: /s/ Larry D. Pihl
                                         --------------------------------------
                                         Larry D. Pihl, Vice President /
                                            Chief Financial Officer

    As Filed with the Securities and Exchange Commission on February 13, 1997

                                                                File No. 0-16821

--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                              -------------------------

                                       EXHIBITS

                                          TO

                              QUARTERLY REPORT FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                        UNDER

                        THE SECURITIES EXCHANGE ACT OF 1934
                              -------------------------


                                  UTILX CORPORATION

                                  INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
------   -----------

 11.1 Statements Regarding Computation of Per Share Earnings. Filed herewith.

 27.1    Financial Data Schedule. Filed herewith.