Form 10-K
period 1997-03-31
UTILX CORP
filed 1997-06-27
CIK 821361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ----------------------------
                                      FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE FISCAL YEAR ENDED
                                    MARCH 31, 1997

                                  UTILX CORPORATION
                            COMMISSION FILE NUMBER 0-16821

                DELAWARE                                    91-1171716
         (State of Incorporation)                 (I.R.S. Identification Number)

        22404 - 66TH AVENUE SOUTH
             P. O. BOX 97009
       KENT, WASHINGTON  98064-9709                        (253) 395-0200
  (Address of Principal Executive Offices)               (Telephone Number)

                             ----------------------------
          Securities registered pursuant to Section 12(b) or (g) of the Act:

                             COMMON STOCK, .01 PAR VALUE
                                 (Class of Security)

                             ----------------------------
Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the
past 90 days.  Yes  X   No
                  -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 30, 1997, 7,184,631 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price quoted by the Nasdaq National Market on that date, was $31,432,760.

Information from Registrant's definitive Proxy Statement, which involves the election of directors and which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, the close of Registrant's 1997 fiscal year, is incorporated by reference into Part III hereof.

                  The total number of pages in this Form 10-K is 48.
                          See Index to Exhibits on page 42.

                                  TABLE OF CONTENTS


    ITEM
    ----
                                        PART I

    1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

    3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 13

    4.   Submission of Matters to a Vote of Security Holders . . . . . . . 13

                                       PART II

    5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 14

    6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 15

    7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . 16

    8.   Financial Statements and Supplementary Data . . . . . . . . . . . 25

    9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . . 41

                                       PART III

    10.  Directors and Executive Officers of the Registrant. . . . . . . . 41

    11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 41

    12.  Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . 41

    13.  Certain Relationships and Related Transactions. . . . . . . . . . 41

                                       PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 41

                                        PART I


ITEM 1.  BUSINESS

     UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") was incorporated in Delaware in October 1984. UTILX provides specialty services to electric, telecommunications, natural gas, water, sewer and other utilities, primarily in the United States, and drilling equipment to contractors and other users outside of the United States. The Company's primary business is installing, replacing and restoring underground cables and pipes. Installation and replacement services primarily are provided through the Company's FlowMole-Registered Trademark- service. In addition, the Company sells its FlowMole drilling systems and related products in international markets. The Company also provides its CableCure-Registered Trademark- service to utility customers for injecting a silicone fluid into electric and telephone cables to repair water damage. The Company acquired the worldwide exclusive licensing rights to the CableCure process in September 1991.

     In December 1986, the Company established FlowMole Limited, a wholly owned United Kingdom subsidiary headquartered in Corby, Northamptonshire, England through which it conducts its European operations.

     The Company is currently enhancing its existing technologies and is developing other technologies in an effort to improve and expand the complementary services it offers through its nationwide network of operating and service centers. The Company is also expanding its capabilities to perform other types of installation, replacement and restoration services, such as installation by trenching methods, in order to offer a package of services to its customers.

THE FLOWMOLE DRILLING SYSTEMS

     The FlowMole drilling systems are self-contained and mobile and include a dolly-mounted unit that can be maneuvered into areas often inaccessible to backhoes. The work itself generally consists of job planning, site preparation, drilling, locating and steering, reaming, utility installation and restoration. The FlowMole drilling systems typically consist of five major components: (i) the field power unit, which consists of a truck containing various power generating components, and supplies drilling fluid and hydraulic and electrical power; (ii) the dolly-mounted drilling unit, which consists of the drill head, drill pipe and steering controls, and which drills tunnels and pulls in cable and pipe; (iii) the locating equipment which consists of an electromagnetic position-monitoring device that receives signals from a transmitter inside the drill head and identifies the position of the drill head; (iv) when required, the spoils removal equipment, which is a truck-mounted spoils vacuum tank that removes displaced soil and fluid; and (v) the safety equipment, which includes a proprietary grounding and alarm system and which provides warning and protection to the operators.

     The FlowMole guided drilling process usually begins with workers digging small pits at the junction points for the cable or utility which is being replaced or installed. The FlowMole drilling unit is positioned behind the starting junction pit and drilling begins at the surface, with the drill head horizontally entering the starting junction pit at the desired depth. The drill head cuts through the soil and is advanced by coupling successive sections of drill pipe which form the drill string. A technician walking above the drill head with the locating equipment relays steering instructions to the technician at the drilling unit controls. By orienting the position of the drill head, this technician controls the direction of the drill head such that the path of the tunnel does not have to be in a straight line or level as the drill head is guided to the ending junction pit.

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

     The FlowMole drilling systems offer several benefits over conventional excavation technologies. In developed communities and neighborhoods, the FlowMole drilling systems cause substantially less disruption and inconvenience compared to conventional trenching. Underground drilling minimizes the need for expensive restoration of landscaping and other improvements, thereby reducing costs and improving customer relations for the utilities. The FlowMole drilling systems are completely self-contained, fully mobile and easily set up by the FlowMole crew at the job site. When mounted on the Company's mobile carriage, the drilling unit can be maneuvered through gates into areas often inaccessible to backhoes and other trenching equipment. The FlowMole drilling systems are powerful enough to cut through soil, but because they are more precise, they are less likely than conventional equipment to damage existing utility cables and pipes. In addition, the Company believes the FlowMole drilling systems are state-of-the-art among trenchless drilling systems, with better drilling range, a more accurate guidance system and a superior drilling fluid system that enables them to drill in a greater variety of soils than other currently available drilling or trenching systems.

     The Company's technology is not appropriate or cost-effective when replacement without excavation is possible, as in densely populated urban areas where utilities are placed overhead or in large underground structures. In rural areas and new developments, the principal competitive advantage of the FlowMole drilling systems generally does not exist because avoidance of surface disruption and difficulty of access usually are not factors. Likewise, the FlowMole drilling systems are not competitive for cables and utilities which can be installed at very shallow depths, such as those used for cable television and irrigation systems. The FlowMole drilling systems currently cannot be used to install utilities in holes requiring diameters in excess of 26 inches and are less effective in rocky and very hard soils.

THE CABLECURE SERVICE

     In September 1991, the Company acquired a worldwide exclusive license from Dow Corning Corporation ("Dow Corning") to market the CableCure process to utilities. There are two unique CableCure fluids which may be used to provide the CableCure service. The CableCure XL fluid is a silicone-based restoration fluid that is injected into electrical cables at a transformer or other termination point. The CableCure XL fluid extends the life of electric cables by healing and preventing damage caused by water treeing, a type of progressive failure of the insulation caused by water absorption. In most instances, CableCure XL treatment will be more cost-effective than immediate cable replacement. The CableCure CB fluid is a silicone-based fluid which creates a barrier to moisture and is used in telecommunications and some electric network cables. The CableCure fluid is injected by the Company's specially trained crews, subcontractors and licensees. Dow Corning holds the patents on the CableCure XL and CB fluids. The Company knows of no competing products which either use similar technology or provide comparable benefits. However, there can be no assurance that a competing product is not under development or currently being marketed to select utility customers without the Company's knowledge, or that such a product will not be developed in the future.

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

     The use of CableCure fluids to extend cable life will reduce the size of the potential market for cable replacement available for FlowMole services and the services of the Company's guided drilling competitors. The Company believes, however, that it is able to offset any such reduction and expand the market for its services by offering the CableCure service to current customers as an additional service and to potential customers as a special service that distinguishes the Company from its competitors. For example, the Company offers a "Test, Treat or Replace" service combining both FlowMole and CableCure services. Test, Treat or Replace service provides for the evaluation of deteriorating cables ("Test") as suitable injection candidates, and injection with CableCure fluid ("Treat") or replacement of cables ("Replace") evaluated as unsuitable for injection or where injection has been unsuccessful.

     In May 1995, Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession.
To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company. The Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has repeatedly indicated to the Company that it intends to continue conducting business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to attempt to discontinue the relationship. The Company's rights under the exclusive licensing agreement will eventually be determined in the bankruptcy proceeding.

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

     Since the Company pioneered trenchless drilling technology for applications in the utility industry in 1985, the market place has undergone a major transformation. In those early years, utility customers had to be educated as to the relative benefits of trenchless drilling. Today, as more contractors offer trenchless services, the market has accepted trenchless technology to such an extent that it is now specified on certain jobs. In addition, the Company believes that there is a gradual and continuing trend among utilities to outsource services in order to become more efficient, which the Company believes has the potential to benefit the Company by increasing the pool of available projects. Such outsourcing is frequently accomplished through an open, competitive bidding process between qualified suppliers to the utility customer. The Company also believes that there is a gradual and continuing trend among utilities to reduce the number of contractors with which it directly negotiates business, requiring contractors to offer both trenchless and traditional trenching capabilities. The Company is currently expanding its capabilities to provide trenching and other services to benefit from those trends.

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

     Cable failures generally result from deterioration of the inner plastic insulation caused by water absorption and/or by corrosion of the outer concentric neutral wires in unjacketed cable. Deterioration of the electric cable tends to be accelerated by high-voltage stress, high operating temperatures and environmental factors such as lightning strikes. Once electric cable has failed, the cable may be repaired by splicing in order to restore service to customers. After several failures occur in an area, an electric utility generally finds that replacement of the entire cable is not only necessary for maintaining good customer relations but cost-effective as well. For failures that result primarily from water absorption which causes "treeing" or progressive failure of the insulation, the CableCure chemical treatment process offers an alternative for repairing, rather than replacing, the cable and for preventive treatment to avoid deterioration. See "The CableCure Service" in Part I, Item 1.

     GAS UTILITIES. The Company's second major market focus currently is the installation of natural gas pipe in developed but previously unserved areas, where trenchless installation is cost-effective in most circumstances. During fiscal 1997, the Company increased its ability to offer full-service gas pipe installations, including fusion of installed pipe to existing mains, installations of residential service lines, and pressure testing. The Company believes that gas utilities will continue to market expansion of their services into unserved areas, creating more demand for the Company's FlowMole services. The Company believes it can distinguish itself from competitors for this work based on the quality of its service, particularly in terms of quick response to installation orders. The Company also offers the option of installation by traditional trenching methods when neccessary to expedite response to installation orders involving rocky or very hard soil, or when its gas customers prefer that service option.

     TELECOMMUNICATIONS. The Company's third major market focus is the telecommunications industry, where the volume of direct-buried telecommunications cable exceeds the volume of direct-buried electric cable. Despite the larger potential telecommunications market, several factors differentiate the industry from the electric utility industry and serve to reduce the available market for the Company's services. These factors include lower telephone cable failure rates, a lower price for telecommunications replacement projects, smaller project size, and the practice of some telecommunications companies to contract with sole source providers who possess both overhead and underground installation capabilities. Notwithstanding these conditions, the Company has had some success in penetrating this market by increasing its productivity, competing primarily for larger installation projects, and subcontracting to sole source providers. The Company is also marketing CableCure CB to the telecommunications industry. See "North America Marketing and Sales" included in Part I, Item 1.

     Demand also exists for installation of telephone cable in developed areas where there is a need for additional lines. In addition, the expansion of fiber optic and interactive communication networks has created demand for installation of new telephone cables. Although the interstate fiber optic distribution system is substantially completed, the Company anticipates that substantial demand for local connections to the fiber optic network will occur in the future. The Company typically installs conduit in which the fiber optic cable is subsequently installed by subcontractors, by other contractors, or by utility crews.

     OTHER. The Company's services are also used by sewer and water utilities and for environmental remediation projects. The Company also provides services to contractors on special projects, such as those where the FlowMole drilling system's ability to drill under highways, railroad crossings and waterways makes it ideally suited. The Company is also continuing its efforts to develop and expand services in the large diameter and difficult soil markets.

INTERNATIONAL OPERATIONS

     The Company's international operations include both sales and licensing of product as well as direct performance of services. The Company sells its FlowMole drilling systems and spare parts to businesses in Europe, Asia and South America. The Company also offers underground utility installation services in the United Kingdom and CableCure injection services in Europe. In addition, the Company has licensed firms to provide CableCure injection services in Korea and certain countries in Scandinavia. On a selective basis, the Company may also choose to send its own crews to perform FlowMole or CableCure services internationally. Operations in Europe are headquartered in Corby, Northamptonshire, England and are conducted through the Company's wholly-owned subsidiary, FlowMole Limited. For a discussion of revenues, net income and assets with respect to international operations, see Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8.

NORTH AMERICAN MARKETING AND SALES

     When the Company first introduces its FlowMole drilling and CableCure services, its primary sales approach is to identify and educate potential utility customers. The Company introduces customers to its services through intensive sales efforts which consist of presentations to corporate engineering and operations staff, with follow-up sales calls to district managers responsible for local construction programs. Multiple contacts are generally required at both corporate and district levels over an extended period of time. The Company may also perform small initial trial projects to acquaint first-time customers with the Company's services.

     As trenchless installation has become more accepted in the Company's primary markets and more competitors employ such methods, the Company's sales approach for FlowMole services has focused on differentiating the Company's services from those of other trenchless installation contractors and introducing the customer to the CableCure service as an alternative to cable replacement.
An increasing and substantial amount of trenchless work is being awarded through competitive bidding processes. This new practice is commonplace in both the telecommunications industry and the utility industry. A significant portion of the Company's projects in fiscal 1997 were obtained through competitive bidding.

     Sales are conducted through a sales and marketing organization which includes eight dedicated field sales representatives, a Director of Sales and Marketing, and operations personnel who conduct sales activities as part of their general responsibilities. The Company also uses commissioned sales representation firms in those locations where the use of Company-employed sales representatives would not be cost-effective. Operations personnel are managed through the Company's regional operations centers. Both the sales and operations personnel have responsibility for monitoring the quality of the Company's services and providing customer support. The sales and operations personnel are also responsible for preparation of contract and bid proposals within their regions.

     In fiscal 1997, the Company provided services to 275 customers in North America. Those customers included 79 electric, 7 gas and 10 other utilities in addition to 13 telecommunications companies. During the period from fiscal 1988 to fiscal 1997, the percentage of consolidated revenues from the Company's ten largest customers decreased from 77% to 60%. In fiscal 1997, sales to Florida Power & Light Company ("Florida Power & Light"), Virginia Electric and Power Company and Washington Gas Company amounted to 17%, 12% and 12%, respectively, of the Company's consolidated revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of revenues, net income and assets with respect to North American Operations, see Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

     Operations in North America are divided into three major regions with 13 operations and service centers that have provided the Company's services to customers in 39 states and one province of Canada since the beginning of fiscal 1997. These centers operate with a high degree of autonomy and are responsible for performing utility services and managing day-to-day sales activities. Each center's field operations staff coordinates operations, including, on occasion, the movement of staff and equipment between operations centers to balance workload. FlowMole drilling system crews are based in these operations centers and typically consist of a crew manager with overall job responsibility, a field technician, and one or more assistants. CableCure injection crews are based at five of these operations centers, with each injection crew consisting of two to four members. Service to customers in new areas is generally provided on a remote basis by a crew from an existing operations center. If a sufficient level of work develops in an area, the Company opens an operations center for that area. A significant portion of the Company's profitability is attributable to the productivity of its field crews. The Company expends a significant amount of time and resources on educational and training programs to maintain and improve the quality of its service and to promote safety. The Company has an incentive compensation system to reward operations managers, crew managers and crew members based on productivity, quality of service, measurements of safety and customer satisfaction.

     As of March 31, 1997, the Company had 88 FlowMole drilling systems currently available in North America. The number of fully utilized systems in operation at any one time will be less than the total available due to market factors, downtime, lost time in transit between job sites, weather, manpower availability, planned backup and other related factors. In fiscal 1997, the Company averaged 59 fully utilized systems in operation and reached a maximum, measured on a monthly basis, of 69 fully utilized systems in operation.

     As of March 31, 1997, the Company also had a combination of owned and leased equipment (including backhoes, trenchers, and other conventional excavation equipment) to support 18 excavation crews. Such equipment is also available on a monthly or other short term rental basis from a variety of sources which the Company uses to add conventional crews prior to investing in purchase or lease of its own equipment. Many of these crews, as well as other specialized crews, also are equipped to perform gas pipe fusion, termination of electric cables, or other services which the Company may offer to supplement its installation and replacement capabilities.

STRATEGY FOR ADDITIONAL SERVICES

     The Company's strategy includes the possible acquisition or development of additional services that can be provided to utilities through its network of operations centers. The Company believes that there is a current trend in the utility industry towards requiring contractors to perform full service installation, replacement and renovation capabilities including electrical craftwork associated with cable installation, fusion and pressure testing of gas pipe and options of providing both trenchless and traditional trenching methods under a single master contract. Many of these services were previously performed by utility employees. The Company has been increasing its resources available to perform these services in order to market an expanded package of service options to its customers.

     The Company is also engaged in ongoing development of technology and equipment that may permit it to expand further the services it provides. For example, the Company has the capability to supply near-surface horizontal remediation systems, focusing on environmental applications of guided boring
technology.    Guided boring remediation technology can be technically superior to and more cost-effective than other remediation technologies in a number of circumstances, including, for example, in certain situations where surface operations cannot be disrupted, contamination has migrated off-site, surface structures interfere with vertical wells or trenching and disposal costs for excavated material are high. Guided boring remediation technology is not suitable for all circumstances, however, and as a relatively new technology has not yet gained wide acceptance. The Company has no near term plans to emphasize the marketing of environmental drilling services. See also "Research and Engineering" included in Part I, Item 1.

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

     In fiscal 1995, the Company concentrated its research and engineering program on completing the development of a new Series F Drilling Unit ("Series F Drill") and Series 7400 Field Power Unit ("7400 FPU") having higher torque and power, and on the development of new electronics guidance systems and downhole tools for expanding the operating envelope of equipment. In fiscal 1995, the Company introduced the Wireline Guidance System, a system that enhances guidance and productivity in specialty applications. In fiscal 1995, the Company also engineered an upgrade kit for its existing fleet of Series D Drilling Units to increase pull force and torque, allowing installations of greater length and diameter width. In fiscal 1996 and 1997, the Company concentrated on the development of prototypes for a new Series G Drilling Unit ("Series G Drill") and upgrades to existing electronics guidance and toolhead locating systems. Field testing of the Series G Drill is expected to continue well into fiscal 1998. The Company also introduced a new steering tool in fiscal 1996.
Long-term technology plans include more equipment automation to reduce labor costs and focusing on advancements in guidance and control.

     The Company is engaged in ongoing research into CableCure fluid improvements and enhancements to injection equipment and techniques. Most of such research is performed under contracts with third parties, including Dow Corning. The Company has applied for a United States patent on its injectible cable splice and cable termination. Dow Corning participates in selected research projects under the provisions of the exclusive license agreement, and may become the owner of future additional patents which could, at the Company's option, automatically become subject to the existing license agreement.

PURCHASING AND MANUFACTURING

     Manufacturing operations have been historically comprised of the assembly of components supplied by a network of suppliers and the manufacture of selected components where there is a technical or strategic advantage to do so. Drill pipe and downhole guidance systems are manufactured by the Company in order to protect the confidentiality of proprietary technologies that are employed.

     On April 2, 1996, the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment in order to reduce overhead and inventory levels, as well as to improve operating cash flows. The Company has issued purchase orders to a number of manufacturers for new FlowMole drilling systems to be delivered in fiscal 1998 and 1999. The Company has at least two suppliers capable of manufacturing each component of the FlowMole drilling system. The Company believes that this will allow it to obtain competitive pricing for equipment and to mitigate any adverse impact of a single supplier's inability to meet delivery schedules or to conform to the Company's quality specifications. The Company has yet to place any equipment into service that was acquired under these new arrangements, and there can be no assurance that the quality of the equipment manufactured by such suppliers will be comparable to that of the equipment assembled by the Company through its own operation.

     CableCure fluids are obtained solely from Dow Corning under an exclusive license and distribution agreement between the Company and Dow Corning. See "The CableCure Service" included in Part I, Item 1. Additionally, certain injection components used in the CableCure injection process are obtained from a sole source supplier. As a result, the cost of injecting certain sizes of cable may be substantially increased if a special order is required to obtain the needed injection components. The Company attempts to carry several months supply of these components to mitigate the risk of service disruption if its supplier should choose to exit this business. The Company believes that an alternate supplier would be available in that event, but there can be no assurance that a service disruption could be avoided.

The Company is party to an agreement which requires it to utilize a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The Company is currently negotiating certain terms of this agreement for fiscal 1998 through the end of the agreement. There can be no assurance that there will not be a service disruption due to issues arising from contractual negotiations, capacity constraints of the subcontractor, or other issues arising from this relationship. See also FLORIDA SUBCONTRACT NEGOTIATIONS under "Risk Factors' included in Part II, Item 7.

PATENTS, LICENSES AND TRADEMARKS

     The Company attempts to preserve its proprietary technology through patent filings and, in the United States, by providing services rather than making unrestricted sales of equipment. In June 1987 and November 1988, the Company was granted U.S. patents covering certain principal features of the FlowMole fluidjet drilling system. The Company has also been granted a number of U.S. and foreign patents related to drilling technology and electronics associated with locating and sensing. To date, the Company has been granted a total of 14 patents in the United States relating to underground drilling. Applications for what the Company believes are its most valuable patents have also been filed in the foreign countries which the Company has identified as most important to its current and prospective operations. Due to recent amendments to U.S. patent laws, patents granted by the United States Patent and Trademark Office generally expire 20 years from filing. The Company's first patent will expire in 2006.
In addition to protecting its technology with patents, the Company follows procedures designed to preserve trade secrets.

     The Company has obtained trademark registrations in the United States and certain foreign countries for the trademarks "UTILX," "FlowMole" and "CableCure" and in the United States for the trademarks "GuideDril," "FlowCator" and "The Service You Can't See."

     In September 1991, the Company purchased the exclusive rights to market the CableCure process to utility companies and other related assets pursuant to an Exclusive License and Distribution Agreement with Dow Corning. The agreement terminates when all patents subject to the agreement, including patents granted after the commencement of the agreement, have expired or upon other events specified in the agreement. For a discussion of the terms of the Exclusive License and Distribution Agreement, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of the CableCure business, see "The CableCure Service" included in Part I, Item 1.

     Although the Company attempts to protect its proprietary technology through available legal means as well as through its sales and distribution methods, certain aspects of its technology are not patentable and may not be protectible through trademark or trade secret law or outstanding licenses. Furthermore, enforcement of the Company's intellectual property rights frequently involves litigation, which may be costly and time consuming. It may not always be possible or cost-effective for the Company to attempt to enforce all of its intellectual property rights in all jurisdictions. Consequently, the Company does not rely exclusively on patents or other intellectual property rights to protect its existing technological advantages, but also attempts to preserve and augment them through a continuous program of research and engineering. See "Research and Engineering" included in Part I, Item 1.

COMPETITION

     UTILX provides FlowMole services in the United States and the United Kingdom, provides CableCure services in the United States, Canada and Europe, has licensed the CableCure injection service in Korea, and sells equipment outside the United States.

     FlowMole services for underground utility installation compete with small, regional and multi-regional utility contractors who use both conventional trenching equipment and competitive guided drilling equipment. Many of these contractors also provide additional installation-related services and possess other capabilities which in some circumstances may cause them to be judged a better choice by potential customers. In addition, conventional trenching contractors are often able to provide lower-priced services where disruption of the surface is not a significant concern and in soil containing substantial rock, underground improvements or other similar obstacles.

     CableCure services are sold as an alternative to cable replacement. CableCure services are priced at a discount to the total cost of cable replacement in order to make the CableCure service an attractive economic choice, after taking into account the benefits of the longer anticipated service life from replacement cable. Any factor which would significantly reduce the cost of cable replacement could adversely affect CableCure's competitive position. The Company is currently unaware of any product or service that competes with its CableCure service, but there can be no assurance that competitive products are not already under development or being currently marketed to select utility customers without the Company's knowledge.

     International equipment and spare parts sales are subject to increasing competition from a large number of U.S. and European manufacturers of guided drilling equipment. Many of these manufacturers offer equipment that is currently comparable to the Company's equipment in the quantifiable measures of performance, such as thrust, pull back and torque. However, the Company believes that its equipment is superior to competitive equipment in overall performance, quality and durability. Nonetheless, some of these manufacturers have greater financial and other resources than the Company and have improved the capabilities of their equipment over time. The prices charged for competitors' equipment are subject to the markups applied by local distributors, which vary from country to country, and are often influenced by the degree of competition and may be greater than, comparable to, or less than the Company's prices. The Company has not observed that there is a single principal competitor. Rather, the competitive significance in an international market of a specific manufacturer appears to be related to the performance of the manufacturer's local licensed distributor.

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

GOVERNMENT REGULATIONS

     Federal, state and local provisions regulating construction, land use or the protection of the environment and work safety and health are the principal governmental regulations affecting the Company. To date, such regulations have not had a material adverse impact on the Company's operations. The Company's manufacturing processes are limited in scope and the Company believes that hazardous waste generated by the manufacturing process is disposed of in compliance with applicable laws. The bentonite drilling fluid which the Company uses in the FlowMole drilling process is an inert substance, the use of which is not generally restricted by environmental laws. Similarly, the CableCure service utilizes substances which are not generally subject to regulation. The Company seeks out local, certified disposal sites for the disposal of excess drilling mud or spent CableCure fluid wherever it identifies any local regulations regarding such materials. Environmental issues may arise in connection with the risk of drilling in contaminated soil. Those risks arise from disturbing contaminated soil and other risks potentially encountered when providing remediation services at a contaminated site. To date, the Company has not incurred any material liability under state or federal environmental laws or regulations as a result of its work in contaminated soil. However, to the extent that the Company performs services on contaminated sites, it may increase its exposure to potential liability under such laws and regulations. In addition, the Company cannot predict the impact on its operations of future developments such as the improved capability to detect substances in the environment, the adoption of new and increasingly strict environmental laws and regulations, and stricter enforcement of such laws and regulations.

EMPLOYEES

     As of March 31, 1997, worldwide employment of the Company totaled 741 individuals, of which 735 were employed on a full-time, regular basis and 6 were employed in various temporary, part-time and on-call capacities. Of the Company's 714 employees in the United States, 69 were based in Kent, Washington and 645 in regional operations and sales centers. A total of 11 employees were engaged in North American sales and marketing, 645 in operations, 7 in manufacturing, 8 in research and engineering, and 43 in general and administrative functions. In Europe, 18 were engaged in engineering and operations and 9 were engaged in sales and general and administrative functions. Currently, the Company is a party to collective bargaining agreements covering approximately 12 employees with labor organizations in Illinois and Minnesota. The Company is considering work in certain other markets and for certain customers which may also require the use of unionized labor.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 1, 1997, the following persons were the executive officers of the Company, who serve at the discretion of the Board and are not elected for a fixed term of office:

     JAMES E. BARTHOLOMEW (age 42) has been Vice President/Northeast Region since March 1994 and was Director of Northeast Operations from February 1991 to March 1994 and New Jersey Operations Manager from April 1985 to January 1991.

     CRAIG E. DAVIES (age 54) has been a director of the Company and President and Chief Executive Officer since April 1994. From May 1993 to April 1994, he was employed by Sithe Energies, a developer, owner and operator of independent electric power generating facilities, most recently as Vice President and Chief Operating Officer. From August 1985 to May 1993, he was President and Chief Executive Officer of North American Energy Services Company, a utility services company, and from April 1987 to November 1992, he served as Chairman of the Board. For the prior 16 years, he held a succession of management and executive positions with Westinghouse Electric Corporation, a diversified, technology-based company.

     RONALD M. DOHR (age 46) has been Vice President/Human Resources since July 1996 and was Director of Human Resources from July 1995. From January 1994 to June 1996, he was self-employed as a human resources and organizational consultant. From September 1986 to December 1993, he was employed by NC Machinery Company, a distributor of construction equipment, most recently as Director of Quality and Organizational Development.

     CHARLES W. HUTCHINSON (age 37) has been Vice President/Southeast Region since February 1997 and was Director of Southeast Operations from February 1996 to January 1997, and Northern Virginia Area Manager from March 1994 to February 1996. He was employed by Danella S.E. Inc., a construction company, from March 1990 to March 1994, most recently as Vice President and previously as Operations Manager. Between April 1987 and March 1990, Mr. Hutchinson held the position of Virginia Beach Operations Manager of FlowMole Corporation.

     THOMAS L. MARKL (age 49) has been Senior Vice President and Secretary since April 1997. From May 1995 to March 1997 he served as Vice President/Sales and Marketing and Secretary. From June 1994 to May 1995, he served as Vice President/Marketing, and he was elected Secretary in April 1995. In addition, from September 1995 to April 1996, Mr. Markl was responsible for overseeing operations of the Company's Western Region. From March 1986 to April 1994, he was employed by North American Energy Services Company, a utility services company, most recently as its Senior Vice President and previously as its Vice President, Sales and Marketing.

     LARRY D. PIHL (age 38) has been Vice President, Chief Financial Officer and Treasurer since May 1995 and has been Controller since July 1994. From July 1981 to June 1994, he was employed by Coopers & Lybrand L.L.P., an accounting firm, most recently as its Seattle Office Director of Finance, Personnel & Administration, and as Audit Manager.

     SCOTT E. REYNOLDS (age 45) has been Vice President, Western Region since January 1996, and was Director, Western Region from July 1994 to January 1996. From December 1986 to July 1994, he was employed by North American Energy Services Company, a utility services company, as Director of Maintenance and Modification Services.

ITEM 2. PROPERTIES

     The Company's lease for its corporate headquarters and manufacturing facilities of approximately 44,000 square feet located in Kent, Washington expires on January 31, 1998. The Company believes that these facilities will exceed its needs for the foreseeable future and anticipates reducing its square footage under lease upon expiration of this lease or at an earlier date if feasible. In addition, the Company leases approximately 120,000 total square feet of space for operations and storage purposes in Alabama, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, Ohio, Oklahoma, Tennessee, Virginia and Washington and approximately 11,000 square feet of space for an operations center in Corby, England. To preserve the flexibility to relocate its operations centers in order to respond to market needs, the Company generally attempts to enter into leases for such facilities ranging from one to three years.

ITEM 3.  LEGAL PROCEEDINGS

     EMERSON V. UTILX CORPORATION, A. B. CHANCE CO. AND THE CITY OF BRYAN. In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In December 1996 the plaintiffs and defendants reached a settlement agreement which was approved by the court in March 1997. The Company's share of the settlement was paid within the provisions of its fiscal 1995 insurance policy.

     OTHER. The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "UTLX." The following table sets forth the high and low stock prices for the Common Stock as reported during the quarters indicated. The closing price for the Common Stock on May 30, 1997 as reported on the Nasdaq National Market was $ 4 3/8.

                                                            HIGH        LOW
                                                            ----        ---

     1997 FISCAL YEAR
     ----------------

     1st Quarter Ending June 30, 1996. . . . . . . . .   $  3 1/8  $ 2
     2nd Quarter Ending September 30, 1996 . . . . . .      4 1/4    2 9/16
     3rd Quarter Ending December 31, 1996. . . . . . .      5 1/2    3 1/4
     4th Quarter Ending March 31, 1997 . . . . . . . .      5 3/4    4 1/8

     1996 FISCAL YEAR
     ----------------

     1st Quarter Ending June 30, 1995. . . . . . . . .   $ 3 7/8   $ 2 9/16
     2nd Quarter Ending September 30, 1995 . . . . . .     3 1/2     2 3/4
     3rd Quarter Ending December 31, 1995. . . . . . .     3 1/4     1 3/4
     4th Quarter Ending March 31, 1996 . . . . . . . .     2 5/16    1 1/2

     The Company currently intends to retain its earnings to fund the development and growth of its business. The Company has not paid cash dividends on Common Stock to date and does not anticipate doing so in the foreseeable future.

     At May 30, 1997, the number of stockholders of record holding Common Stock was 407. The Company estimates that there are approximately 2,400 additional stockholders holding Common Stock in brokerage accounts.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR FINANCIAL SUMMARY:



                                                                   FOR THE YEARS ENDED MARCH 31,
                                                    ------------------------------------------------------
                                                           1997      1996      1995      1994      1993
                                                           ----      ----      ----      ----      ----
                                                             (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues . . . . . . . . . . . . . . . . . . . . .        $64,875   $48,993   $49,717   $49,077   $47,759
Gross profit . . . . . . . . . . . . . . . . . . .         10,352     6,408     6,744    13,069    12,969
Operating income (loss). . . . . . . . . . . . . .          2,058    (2,680)   (2,531)    4,079    (6,538)
Income (loss) before income taxes. . . . . . . . .          2,022    (2,589)   (2,821)    4,338    (5,935)
Net income (loss). . . . . . . . . . . . . . . . .          2,968    (4,489)   (2,022)    3,331    (4,009)

Earnings (loss) per share:
     Primary . . . . . . . . . . . . . . . . . . .        $  0.41    ($0.62)   ($0.28)    $0.46    ($0.55)
     Fully diluted . . . . . . . . . . . . . . . .        $  0.41    ($0.62)   ($0.28)    $0.46    ($0.55)

Weighted average shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . .          7,311     7,185     7,203     7,232     7,229
     Fully diluted . . . . . . . . . . . . . . . .          7,317     7,185     7,204     7,246     7,231



                                                                          AS OF MARCH 31,
                                                    ------------------------------------------------------
                                                           1997      1996      1995      1994      1993
                                                           ----      ----      ----      ----      ----
                                                                          (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . . . . . . .        $16,560   $13,349   $18,073   $18,345  $12,298
Total assets . . . . . . . . . . . . . . . . . . .         35,912    30,624    35,348    35,761   39,990
Common stockholders' equity. . . . . . . . . . . .         26,741    23,456    28,070    29,648   23,840


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                             PERCENTAGE OF REVENUES       PERIOD TO PERIOD PERCENTAGE
                                                               YEAR ENDED MARCH 31,           INCREASE (DECREASE)
                                                            1997      1996      1995         1996-1997  1995-1996
                                                            ----      ----      ----         ---------  ---------
Revenues . . . . . . . . . . . . . . . . . . . . .          100.0%    100.0%    100.0%          32.4%     (1.5)%
Cost of revenues . . . . . . . . . . . . . . . . .           84.0      86.9      86.5           28.0      (0.9)
                                                            -----     -----     -----        -------    ------
Gross profit . . . . . . . . . . . . . . . . . . .           16.0      13.1      13.5           61.6      (5.0)
                                                            -----     -----     -----        -------    ------
Operating expenses:
     Selling, general and administrative . . . . .           11.7      17.2      15.5           (9.8)      9.3
     Research and engineering. . . . . . . . . . .            1.1       1.4       3.1            4.2     (57.4)
                                                            -----     -----     -----        -------    ------
     Total operating expenses. . . . . . . . . . .           12.8      18.6      18.6           (8.7)     (2.0)
                                                            -----     -----     -----        -------    ------
Operating income (loss). . . . . . . . . . . . . .            3.2      (5.5)     (5.1)         176.8      (5.9)
Other income (expense):
     Interest income (expense), net. . . . . . . .            0.0      (0.2)      0.2          125.3    (190.1)
     Other . . . . . . . . . . . . . . . . . . . .           (0.1)      0.4      (0.8)        (133.0)    146.5
                                                            -----     -----     -----        -------    ------
Income (loss) before income taxes. . . . . . . . .            3.1      (5.3)     (5.7)         178.1       8.2
Income tax expense (benefit) . . . . . . . . . . .           (1.5)      3.9      (1.6)         149.8    (337.8)
                                                            -----     -----     -----        -------    ------
Net income (loss). . . . . . . . . . . . . . . . .            4.6%     (9.2)%    (4.1)%        166.1%   (122.0)%
                                                            -----     -----     -----        -------    ------
                                                            -----     -----     -----        -------    ------


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    REVENUES. Consolidated revenues increased 32%, due to a 27% increase in revenues from North American FlowMole operations and a 96% increase in North American CableCure revenue, partially offset by a 10% decrease in revenue from the Company's international operations.

    Total revenues from North American operations in fiscal 1997 were $57.9 million. Revenues from electric utilities, gas utilities and telephone companies constituted 74%, 19% and 5%, respectively, of such fiscal 1997 revenues. Revenues from electric utilities, including CableCure revenues, increased substantially in fiscal 1997, primarily due to growth from Test, Treat or Replace customers. Revenues from gas utilities also increased substantially in fiscal 1997 due to expansion of the Company's ability to offer traditional trenching services and full service installations, including gas pipe fusion.

    FlowMole revenues in fiscal 1997 were $42.5 million, compared to $33.4 million in fiscal 1996 and include both revenue from trenchless and conventional trenching methods of installation and replacement of underground utilities. FlowMole operations accounted for 66% and 68% of consolidated revenues for fiscal 1997 and 1996, respectively. The increase in revenue from FlowMole operations in fiscal 1997 was primarily a result of increased demand for the Company's services. The Company's Test, Treat or Replace service option has generated significant increases in replacement work from electric utility customers who were not major FlowMole customers in prior years. In addition, the Company has significantly increased its capabilities to perform gas pipe fusion and to perform installation and replacement services using conventional trenching methods. As a result, revenues from gas utilities contributed a significant portion of the increase in FlowMole revenues. The Company's average price per foot installed or replaced increased 7% in fiscal 1997 compared to fiscal 1996, reflecting the increased complexity of work performed by the
Company.   In the fourth quarter of fiscal 1997, the Company did not experience the severe winter weather throughout the eastern United States that adversely affected the Company's FlowMole revenues in the fourth quarter of fiscal 1996. Consequently, FlowMole revenues in the fourth quarter of fiscal 1997 were $12.3 million, compared to $7.3 million in the same period of fiscal 1996. As a result of the above factors, the weighted average number of fully utilized FlowMole drilling systems in operation during fiscal 1997 was 59, compared to 46 in fiscal 1996.

    CableCure revenues in North America increased to $15.4 million in fiscal 1997, compared to $7.9 million in fiscal 1996. The total cable injected in North America increased to over 2 million feet in fiscal 1997, compared to 1.2 million feet in fiscal 1996. Much of this increase is attributable to increased revenues from customers choosing a Test, Treat or Replace contract. Under such a contract, the Company is assigned certain spans of cable which are tested for splices or corrosion, and either injected with CableCure fluid or replaced by the Company's FlowMole crews. Most cable can be injected, and the Company attempts to schedule the replacement portions of such work in a manner that affords maximum productivity.

    Revenue from the Company's international operations decreased to $7.0 million in fiscal 1997, compared to $7.7 million in fiscal 1996. Total revenues from equipment sales were $2.5 million in fiscal 1997 compared to $3.4 million in fiscal 1996. The Company substantially sold its inventory of new equipment in the first half of fiscal 1997, and its ability to market new equipment for sale will continue to be limited until newly manufactured equipment is obtained later in fiscal 1998. Revenue from service operations in Europe increased fiscal 1997, partially offsetting the decline in revenue from equipment sales.

    GROSS PROFIT. Gross profit, as a percentage of revenues increased to 16.0% of total revenues in fiscal 1997, compared to 13.1% of total revenues in fiscal 1996. The fixed costs of FlowMole operations are a significant component of total costs, and therefore gross profit as a percentage of revenue improved in fiscal 1997 due to higher revenue levels. Also, the Company restructured its CableCure hiring and training practices in fiscal 1996, and crews began to achieve a high level of improved productivity, measured in terms of feet injected per day, during the second quarter of fiscal 1996, which served to boost profit in the second half of fiscal 1996 and in all of fiscal 1997.

    The Company experienced an increase in gross profit percentage in its international operations in fiscal 1997 compared to fiscal 1996 due to a change in the mix of revenues. The Company generates a higher margin on international services and international spare parts sales than on sales of equipment.

    OPERATING EXPENSES. Selling, general and administrative expenses decreased by 10% in fiscal 1997 compared to fiscal 1996. Research and engineering expenses increased by 4% in fiscal 1997 compared to fiscal 1996. The decrease in selling, general and administrative expenses was primarily due to the Company's restructuring announced on April 2, 1996 which allowed the elimination of a number of corporate staff positions and a $1.5 million reduction in overhead expenses. The Company achieved its cost reduction objectives. The savings were partially offset by higher royalty payments to Dow Corning under the Company's exclusive CableCure license agreement. Due to the growth in revenues and gross profit from worldwide CableCure operations, the provisions for such royalty payments increased to approximately $900,000 in fiscal 1997. Provisions for such payments amounted to approximately $100,000 in fiscal 1996. The higher research and engineering expense levels in fiscal 1997 reflect the prototype testing of the Series G drill and enhanced electronics guidance systems.

    OPERATING INCOME. As a result of the foregoing factors, the Company reported operating income of $2,058,000, or 3.2% of revenues, in fiscal 1997, compared to an operating loss of $2,680,000, or 5.5% of revenues, in fiscal 1996.

    OTHER INCOME AND EXPENSE. Net interest income (expense) was income of $24,000 in fiscal 1997, compared to an expense of $91,000 in fiscal 1996, due to lower levels of borrowing on the Company's line of credit during fiscal 1997. Other income (expense), net includes foreign exchange losses, resulting primarily from operations in Germany, which increased in fiscal 1997 compared to fiscal 1996.

    INCOME TAX BENEFIT. The Company reported a provision in fiscal 1996 to provide a valuation allowance against the full amount of its net deferred tax assets. The Company had no Federal or state income tax provision related to United States operations in fiscal 1997 due to realizing the benefits of net operating loss carryforwards and other net deferred tax assets. In addition, the Company reported an $850,000 income tax benefit in fiscal 1997 due to additional refunds from prior years generated as a result of a favorable conclusion of an Internal Revenue Service examination of its fiscal 1994 Federal tax return. Also, the Company recognized $118,000 in tax refunds associated with fiscal 1997 tax losses incurred by its European subsidiary. On an ongoing basis, the Company would typically expect an effective income tax rate of approximately 40% due to state income taxes and the impact of nondeductible expenses. See Note 3 of Notes to Consolidated Financial Statements included in
Part II, Item 8.

    NET INCOME. As a result of the foregoing factors, the Company reported net income of $2,968,000 in fiscal 1997, compared to a net loss of $4,489,000 in fiscal 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    REVENUES. Consolidated revenues decreased 1.5%, due to a 14% decrease in revenues from FlowMole drilling activities in North America offset by a 101% increase in North American CableCure revenue and a 10% increase in revenue from the Company's international operations.

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

    GROSS PROFIT. Gross profit, as a percentage of revenues, decreased to 13.1% of total revenues in fiscal 1996, compared to 13.5% of total revenues in fiscal 1995. Gross profit from FlowMole operations was adversely affected by the lower revenue levels and increasing customer requirements for additional ancillary services under drilling contracts. The fixed costs of FlowMole operations are a significant component of total costs, therefore gross profit as a percentage of revenue declined significantly in fiscal 1996. This effect was partially offset by higher gross profit levels from increased CableCure activities. The Company restructured its CableCure hiring and training practices in fiscal 1996, and crews began to achieve a high level of improved productivity, measured in terms of feet injected per day, during the second quarter of fiscal 1996, which served to boost gross profit.

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

    OTHER INCOME AND EXPENSE. Net interest income (expense) was an expense of $91,000 in fiscal 1996, compared to income of $101,000 in fiscal 1995, due to higher levels of borrowing on the Company's line of credit during fiscal 1996. In fiscal 1995, the Company reported an expense of $378,000, due to its share of the startup losses of its environmental joint venture, FlowMole Environmental Services Corporation ("FESC"). In fiscal 1996, the Company reported a gain of $17,000 from the operations of FESC, which ceased operations in December 1995. See Note 2 of Notes to Consolidated Financial Statements included in Part II,
Item 8.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company funded its early growth and the commercial introduction of its services through equipment sale leaseback financing, and the issuance of debt and equity securities, including the sale of Common Stock in an initial public offering in March 1988. Since its initial public offering, the Company has primarily financed its operations through cash flow from operations, cash reserves, operating leases and periodic usage of its line of credit.

    The Company's cash and cash equivalents totaled $1,490,000 at March 31, 1997. During fiscal 1997, the Company incurred capital expenditures of approximately $3,848,000 primarily for upgrades and additions to its fleet of drilling equipment and purchases of conventional and other equipment in order to respond to its customers requests for expanded service capabilities. The Company expects to continue the periodic use of its line of credit to meet its short term financing needs, due to seasonal and other factors which impact the carrying amounts of accounts receivable, inventories, accounts payable and accrued liabilities.

    At March 31, 1997, the Company had an available bank credit facility of $5,000,000, and an outstanding balance on the facility of $985,000. The credit facility expires on June 30, 1998; however, the Company expects to be able to obtain a renewal of the facility.

REVIEW AND OUTLOOK

    INSTALLATION AND REPLACEMENT SERVICES. The Company currently owns equipment to field 88 FlowMole systems, and 18 conventional trenching crews.
The Company typically plans for excess equipment to allow time for preventive maintenance, matching of equipment to job types, mobilization time, or other equipment downtime factors. The Company has ordered 55 new drilling systems to be purchased in fiscal 1998 and 1999. At least 20 of those systems will be configured for North American FlowMole operations. The Company expects to sell some portion of the remaining units to international customers and has flexibility to adjust delivery schedules and to quickly place new systems into service operations if demand arises. The Company also expects to acquire significant amounts of conventional trenching equipment in fiscal 1998, but will use short term rentals to supplement its equipment needs until it chooses to acquire new or used equipment of its own.

    The Company currently plans to increase its personnel to add additional installation and replacement capabilities in fiscal 1998. However, the Company's revenue levels, and the weighted average number of crews in operation on any given day, are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Risk Factors", below.

    REPAIR AND RESTORATION SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process, including an increased level of work under "Test, Treat or Replace" contracts. The Company is also beginning to offer traditional repair and maintenance services to gas and other utility customers, as part of its strategy to package multiple services. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. See "Competition" under Part I, Item I. The Company's ten largest CableCure customers account for the majority of the Company's CableCure revenues. The Company expects to see increased volumes from new customers in calendar 1997, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under COMPETITION, SEASONAL FACTORS, UTILITIES' BUDGETARY CONSIDERATIONS and DOW CORNING CORPORATION included under "Risk Factors", below.

    INTERNATIONAL OPERATIONS. The Company intends to emphasize its service businesses and continuation of its spare parts revenues in future international operations.

    The Company operated five drilling crews in the United Kingdom in fiscal 1997 compared to three in fiscal 1996 and has plans for further expansion. Revenues from drilling operations in the United Kingdom were 26% and 19% of revenue from international operations in fiscal 1997 and fiscal 1996, respectively. Customer orders for United Kingdom drilling services are typically of very short duration, so sudden unanticipated changes in the level of competition or customer demand could have an immediate adverse impact on the Company's operations.

    CableCure services in Europe have been concentrated in Germany and Austria. The Company also has current licensees operating in Korea and Scandinavia. International CableCure revenue levels, primarily from German operations, were approximately $1,000,000 in fiscal 1997 and $500,000 in fiscal 1996. The Company is in the process of adding personnel to support expected growth in European CableCure services. Customer acceptance of the CableCure process, however, is proceeding slowly in Europe, as it did in past years in the United States. The Company plans to continue expanding its sales efforts throughout Europe and Asia.

    Spare parts sales accounted for 23% and 20% of revenue from international operations in fiscal 1997 and fiscal 1996, respectively. The Company expects to be able to maintain or increase its spare parts sales, due to the sales of additional new equipment in fiscal 1997 and any such sales in the future. The Company currently has sold virtually all of its inventories of new equipment. Because the Company has yet to sell any equipment purchased from its new vendors, it cannot predict the level of any future equipment sales, and risk exists that its potential equipment customers and existing spare parts customers may award their business to competitors. However, the

Company has begun quoting new systems for delivery in fiscal 1998 based on its planned delivery dates for new systems.

    OPERATING EXPENSES. The Company substantially reduced its operating expenses in fiscal 1997 through the elimination of several positions at its corporate headquarters. The Company expects to reduce the size of its leased space for corporate offices but does not expect material savings before fiscal 1999. The Company plans to add resources for recruiting, training, sales and marketing, and enhanced information systems during fiscal 1998 to support the planned growth in the Company's operations, and accordingly expects operating expenses to increase in fiscal 1998. The exact amount of such increases cannot be projected with certainty.

    The Company has determined that some of its management information systems do not accurately adjust for the year 2000, and has begun to evaluate its options for implementing new information systems in fiscal 1998 and fiscal 1999 that will replace the older systems. No current estimate is available for the cost of the new information systems. The Company does not anticipate any material charge to earnings associated with writing off the net book value of capitalized hardware and software costs.

    The Company is required to pay a royalty to Dow Corning based on the net profits from worldwide CableCure services, as defined in the underlying exclusive license agreement. The level of such provisions for royalty expenditures will continue to increase if the projections of improving levels of CableCure revenues are achieved. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

    CAPITAL EXPENDITURES AND OTHER MATTERS. The Company expects to continue to require substantial levels of capital spending. In fiscal 1998, capital spending will emphasize acquisition of new drilling systems, upgrading of existing field power units to support existing Series D Drills and future production of Series G Drills, as well as the purchase of additional conventional equipment, such as backhoes, to support customer requirements for increased turnkey capabilities.

    The Company's line of credit expires on June 30, 1998. The Company expects to be able to negotiate an extension of this credit facility, or obtain a replacement facility from another financial institution, at similar terms and interest rates. The Company's financial performance and the interest rate environment at the time of renewal will be factors in determining the Company's ability to achieve the renewal without an increase in borrowing costs.

    The Company expects to be able to finance its capital expenditures through cash generated by operations, together with lease financing and the periodic use of its line of credit. However, there can be no assurance that such sources of financing will be available on acceptable terms, and the Company may be forced to delay or reduce its capital spending as a result.

    OTHER MATTERS. In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. EPS computed pursuant to the statement is not expected to be materially different from the historical net income per share previously presented.

    FORWARD LOOKING INFORMATION. This fiscal 1997 Form 10-K contains forward looking statements, in addition to those under the caption "Review and Outlook". Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook" and those described under "Risk Factors", below.

RISK FACTORS

    COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The Company's average price per foot drilled or injected in fiscal 1997 increased slightly over its fiscal 1996 results due to increased work difficulty. The overall trend of falling prices for guided boring services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of these decreases.

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

    UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, three customers generate a significant portion of the Company's consolidated revenues, and a small number of customers generate more than half of its CableCure revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

    DOW CORNING CORPORATION. The Company purchases its CableCure fluid exclusively from Dow Corning. In May 1995, Dow Corning filed for protection under Chapter 11. While the Company has been informed by Dow Corning that it intends to continue the CableCure business, there can be no assurance that Dow Corning or the bankruptcy court will not take action to amend or terminate the CableCure license agreement. See the discussion under "The CableCure Service" in Part I, Item 1.

    FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement which requires it to utilize a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The agreement requires the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the agreement. The Company is in the process of negotiating new terms of its subcontract, effective April 1, 1997, based on new pricing agreed to between the Company and Florida Power & Light. An interim agreement, subject to retroactive adjustments, was entered into for the period April 1, 1997 to May 31, 1997. There can be no assurance that the final price settled upon for payments to subcontractor will not result in an adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light.

    IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1998.

    FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the British Pound Sterling.

                          REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
UTILX Corporation

We have audited the consolidated financial statements of UTILX Corporation as listed in Item 14(a) of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTILX Corporation as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


                                  COOPERS & LYBRAND L.L.P.



Seattle, Washington
May 9, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  UTILX CORPORATION

                              CONSOLIDATED BALANCE SHEET
                               MARCH 31, 1997 AND 1996
                            (IN THOUSANDS, EXCEPT SHARES)

                                        ASSETS

                                                                      1997           1996
                                                                      ----           ----
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . .       $   1,490      $     495
    Accounts receivable, trade (net of allowance of $282
         and $479, respectively) . . . . . . . . . . . . .          15,873         10,659
    Materials, supplies and inventories. . . . . . . . . .           7,715          8,128
    Income taxes receivable. . . . . . . . . . . . . . . .             469          1,019
    Prepaid expenses and other . . . . . . . . . . . . . .             184            216
                                                                 ---------      ---------
         Total current assets. . . . . . . . . . . . . . .          25,731         20,517

Equipment and improvements, net. . . . . . . . . . . . . .           9,446          9,113
Other assets, net. . . . . . . . . . . . . . . . . . . . .             735            994
                                                                 ---------      ---------
    Total assets . . . . . . . . . . . . . . . . . . . . .       $  35,912      $  30,624
                                                                 ---------      ---------
                                                                 ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank . . . . . . . . . . . . . . . . .       $     985      $   2,500
    Accounts payable . . . . . . . . . . . . . . . . . . .           3,737          1,912
    Accrued liabilities. . . . . . . . . . . . . . . . . .           4,449          2,756
                                                                 ---------      ---------
         Total current liabilities . . . . . . . . . . . .           9,171          7,168
                                                                 ---------      ---------

Commitments and contingencies

Stockholders' equity:
    Common Stock, $0.01 par value
     (authorized 25,000,000 shares). . . . . . . . . . . .              72             72
    Common Stock warrants. . . . . . . . . . . . . . . . .             936            936
    Additional paid-in capital . . . . . . . . . . . . . .          17,390         17,399
    Retained earnings. . . . . . . . . . . . . . . . . . .           8,908          5,940
    Unearned compensation. . . . . . . . . . . . . . . . .              (3)           (76)
    Cumulative foreign currency translation adjustment . .            (562)          (815)
                                                                 ---------      ---------
         Total stockholders' equity. . . . . . . . . . . .          26,741         23,456
                                                                 ---------      ---------
            Total liabilities and stockholders' equity . .       $  35,912      $  30,624
                                                                 ---------      ---------
                                                                 ---------      ---------
    Common Stock issued and outstanding. . . . . . . . . .       7,184,631      7,184,116


             See accompanying notes to consolidated financial statements.

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          1997           1996           1995
                                                          ----           ----           ----
Revenues:
    Unrelated customers. . . . . . . . . . . . .       $  58,011      $  40,738      $  40,398
    Related parties. . . . . . . . . . . . . . .           6,864          8,255          9,319
                                                        ---------      ---------      ---------
       Total Revenues. . . . . . . . . . . . . .          64,875         48,993         49,717

Cost of revenues . . . . . . . . . . . . . . . .          54,523         42,585         42,973
                                                        ---------      ---------      ---------
    Gross Profit . . . . . . . . . . . . . . . .          10,352          6,408          6,744
                                                        ---------      ---------      ---------

Operating expenses:
    Selling, general and administrative. . . . .           7,594          8,416          7,699
    Research and engineering . . . . . . . . . .             700            672          1,576
                                                        ---------      ---------      ---------
       Total operating expenses. . . . . . . . .           8,294          9,088          9,275
                                                        ---------      ---------      ---------

Operating income (loss). . . . . . . . . . . . .           2,058         (2,680)        (2,531)
                                                        ---------      ---------      ---------

Other income (expense):
    Interest income (expense), net . . . . . . .              24            (91)           101
    Share of FlowMole Environmental Services
       Corporation income (loss) . . . . . . . .                             17           (378)
    Other income (expense), net. . . . . . . . .             (60)           165            (13)
                                                        ---------      ---------      ---------
       Total . . . . . . . . . . . . . . . . . .             (36)            91           (290)
                                                        ---------      ---------      ---------

Income (loss) before income taxes. . . . . . . .           2,022         (2,589)        (2,821)
Income tax expense (benefit) . . . . . . . . . .            (946)         1,900           (799)
                                                        ---------      ---------      ---------

Net income (loss). . . . . . . . . . . . . . . .       $   2,968      $  (4,489)     $  (2,022)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Earnings (loss) per share:
    Primary. . . . . . . . . . . . . . . . . . .          $  .41        $  (.62)       $  (.28)
    Fully Diluted. . . . . . . . . . . . . . . .          $  .41        $  (.62)       $  (.28)
Weighted average number of shares:
    Primary. . . . . . . . . . . . . . . . . . .           7,311          7,185          7,203
    Fully Diluted. . . . . . . . . . . . . . . .           7,317          7,185          7,204



             See accompanying notes to consolidated financial statements.

                                  UTILX CORPORATION

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                            (IN THOUSANDS, EXCEPT SHARES)


                                                 COMMON STOCK                                                          CUMULATIVE
                                                 ------------                                                           FOREIGN
                                                                   COMMON     ADDITIONAL                                CURRENCY
                                                                    STOCK      PAID-IN     RETAINED       UNEARNED     TRANSLATION
                                                SHARES    AMOUNT   WARRANTS    CAPITAL     EARNINGS     COMPENSATION   ADJUSTMENT
                                                ------    ------   --------    -------     --------     ------------   ----------
Balance, April 1, 1994                       7,143,129   $ 71     $  936      $16,880     $12,788                      $(1,027)

Stock options exercised                         45,000      1                     144
Repurchase of Common Stock                     (95,000)    (1)                               (337)
Issuance of vested Restricted Stock, net        44,883                            193
Issuance of nonvested Restricted Stock          47,000      1                     187                    $  (188)
Amortization of unearned compensation                                                                         30
Change in cumulative foreign currency
     translation adjustment                                                                                                414
Net loss                                                                                   (2,022)
                                             ---------   ----     ------    ---------    --------          -----       -------

Balance, March 31, 1995                      7,185,012     72        936       17,404      10,429           (158)         (613)

Stock options exercised                          1,200                              1
Repurchase of Common Stock                      (2,096)                            (6)
Amortization of unearned compensation                                                                         82
Change in cumulative foreign currency
     translation adjustment                                                                                               (202)
Net loss                                                                                   (4,489)
                                             ---------   ----     ------    ---------    --------          -----       -------

Balance, March 31, 1996                      7,184,116     72        936       17,399       5,940            (76)         (815)

Stock options exercised                         16,700                             41
Repurchase of Common Stock                        (407)                            (1)
Amortization of unearned compensation                                                                         24
Cancellation of nonvested Restricted Stock     (15,778)                           (49)                        49
Change in cumulative foreign currency
     translation adjustment                                                                                                253
Net Income                                                                                  2,968
                                             ---------   ----     ------    ---------    --------          -----       -------

Balance, March 31, 1997                      7,184,631   $ 72     $  936    $  17,390    $  8,908          $  (3)      $  (562)
                                             ---------   ----     ------    ---------    --------          -----       -------
                                             ---------   ----     ------    ---------    --------          -----       -------



             See accompanying notes to consolidated financial statements.

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                    (IN THOUSANDS)


                                                                               1997           1996           1995
                                                                               ----           ----           ----
OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .          $2,968        $(4,489)       $(2,022)
                                                                              -------       --------       --------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .           3,770          3,622          3,611
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . .                          2,121            241
      Share of FlowMole Environmental Services
         Corporation loss (gain) . . . . . . . . . . . . . . . . . .                            (17)           378
      Net book value of equipment sold . . . . . . . . . . . . . . .                            115             39
      Other - non-cash expenses (income), net. . . . . . . . . . . .             (36)           (76)           (41)
      Changes in:
         Accounts receivable, trade. . . . . . . . . . . . . . . . .          (5,141)           800         (1,025)
         Materials, supplies and  inventories. . . . . . . . . . . .             509            263         (2,836)
         Prepaid expenses and other. . . . . . . . . . . . . . . . .              40            (37)           258
         Other assets. . . . . . . . . . . . . . . . . . . . . . . .             (16)           (38)            80
         Income taxes receivable, net. . . . . . . . . . . . . . . .             550           (229)        (1,433)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . .           1,808           (488)            (5)
         Accrued liabilities . . . . . . . . . . . . . . . . . . . .           1,698         (1,399)         1,065
                                                                              -------       --------       --------
   Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .           3,182          4,637            332
                                                                              -------       --------       --------
      Net cash provided by (used in)
        operating activities . . . . . . . . . . . . . . . . . . . .           6,150            148         (1,690)
                                                                              -------       --------        -------
INVESTING ACTIVITIES:
   Cost of additions to equipment. . . . . . . . . . . . . . . . . .          (3,848)        (3,138)        (3,958)
   Proceeds from sale of equipment . . . . . . . . . . . . . . . . .             115            183            141
   Investment in and advances to FlowMole
      Environmental Services Corporation . . . . . . . . . . . . . .                                          (150)
   Sales of short term investments . . . . . . . . . . . . . . . . .                                         3,690
                                                                              -------       --------       --------
      Net cash used in investing
        activities . . . . . . . . . . . . . . . . . . . . . . . . .          (3,733)        (2,955)          (277)
                                                                              -------       --------       --------
FINANCING ACTIVITIES:
   Net borrowing on note payable to bank . . . . . . . . . . . . . .          (1,515)         2,500
   Issuance of Common Stock. . . . . . . . . . . . . . . . . . . . .              41              1            368
   Repurchase of Common Stock. . . . . . . . . . . . . . . . . . . .              (1)            (6)          (338)
                                                                              -------       --------       --------
      Net cash provided by (used in)
        financing activities . . . . . . . . . . . . . . . . . . . .          (1,475)         2,495             30
                                                                              -------       --------       --------
EFFECT ON CASH FLOWS OF
   FOREIGN CURRENCY TRANSACTIONS . . . . . . . . . . . . . . . . . .              53            (33)           104
                                                                              -------       --------       --------
   Net increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .             995           (345)        (1,833)
CASH AND CASH EQUIVALENTS
   Beginning of period . . . . . . . . . . . . . . . . . . . . . . .             495            840          2,673
                                                                              -------       --------       --------
   End of period . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,490        $   495        $   840
                                                                              -------       --------       --------
                                                                              -------       --------       --------



             See accompanying notes to consolidated financial statements.

                                  UTILX CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") provides specialty services to electric, telecommunications, natural gas, water, sewer and other utilities primarily in the United States and drilling equipment to contractors and other users outside of the United States. The Company's primary business is installing, replacing and restoring underground cables and pipes. Installation and replacement services primarily are provided through the Company's FlowMole service. In addition, the Company sells its FlowMole drilling systems and related products in international markets. The Company also provides its CableCure service to utility customers for injecting a silicone fluid into electric and telephone cables to repair and prevent water damage. The Company acquired the worldwide exclusive licensing rights to the CableCure process in September 1991.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FlowMole Limited, FlowMole Export Sales Corporation and UTILX International Product Sales, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

RECOGNITION OF REVENUES AND COSTS
Revenues from installation, replacement and restorations services performed by the Company are recognized when the service is rendered. Costs are recorded as incurred.

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

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. EPS computed pursuant to the statement is not expected to be materially different from the historical net income per share previously presented.

STOCK OPTION PLANS
The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective for fiscal 1997. FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company elected to continue to apply the provisions of APB 25 in recognizing compensation expense related to stock option plans and to disclose in the footnotes the impact on net income had FAS 123 been adopted for expense recognition purposes. See Note 8.


NOTE 2 -- SIGNIFICANT CUSTOMERS AND RELATED-PARTY TRANSACTIONS

The Company, in the ordinary course of business, sells its services to Virginia Electric and Power Company ("Virginia Power"), the principal subsidiary of Dominion Resources, Inc. ("Dominion Resources"). During fiscal 1997, 1996 and 1995, such sales amounted to approximately $7,847,000 (12% of consolidated revenues), $7,594,000 (16% of consolidated revenues), and $8,450,000 (17% of consolidated revenues), respectively. Amounts due from Virginia Power for services were $1,323,420 and $1,771,231 at March 31, 1997 and 1996 respectively. Dominion Capital, Inc. ("Dominion Capital"), also a subsidiary of Dominion Resources, was a shareholder of Company stock in prior years. During fiscal 1996, Dominion Capital transferred its entire holdings of company stock to Trilon Dominion Partners, L.L.C. ("Trilon"), a limited liability company in which Dominion Capital retained an ownership interest. As of December 11, 1996, Trilon sold all of its shares of Company stock in the open market. Revenue from related parties in fiscal 1997 includes approximately $6,384,000 in sales to Virginia Power through December 11, 1996.

The Company, in the ordinary course of business, also sells its services to Florida Power & Light and Washington Gas Company ("Washington Gas"). During fiscal 1997, such sales amounted to approximately $11,159,000 (17% of consolidated revenues) for Florida Power & Light and $7,916,000 (12% of consolidated revenues) for Washington Gas. Amounts due from Florida Power & Light and Washington Gas for services were approximately $4,321,000 and $2,565,000 at March 31, 1997, respectively.

The Company, in the ordinary course of business, also sells its services to Puget Sound Energy, Inc., a utility whose Board of Directors includes two directors who also serve on the Board of Directors of the Company. Such sales amounted to approximately $480,000 in fiscal 1997. Amounts due from Puget Sound Energy, Inc. at March 31, 1997 were $126,417.

FlowMole Environmental Services Corporation ("FESC") was a joint venture, 50% owned by UTILX Corporation. In December 1995, the operation of FESC was terminated. The Company subsequently dissolved the joint venture. Revenue from services performed for FESC in fiscal 1996 and 1995 amounted to $661,000 and $869,000 respectively and was billed to FESC at the Company's cost of service. In fiscal 1996 and 1995, the Company recorded income (expense) of $17,000 and ($378,000) respectively for its share of the earnings or losses of FESC using the equity method of accounting.

NOTE 3 -- INCOME TAXES

The components of income tax expense (benefit) related to continuing operations were:

                                            1997           1996         1995
                                            ----           ----         ----
                                                     (IN THOUSANDS)
    Current
      Federal and state. . . . . .        $  (827)       $  (320)     $  (971)
      Foreign. . . . . . . . . . .           (119)            99          (69)
                                           -------        -------      -------
                                          $  (946)          (221)      (1,040)
                                           -------        -------      -------

    Deferred
      Federal and state. . . . . .              0          2,121          241
                                           -------        -------      -------

        Total. . . . . . . . . . .        $  (946)       $ 1,900      $  (799)
                                           -------        -------      -------
                                           -------        -------      -------

A reconciliation of income taxes on income at the federal statutory rate of 34% with the income tax provision in the consolidated statement of operations is as follows:

                                            1997           1996         1995
                                            ----           ----         ----
                                                     (IN THOUSANDS)
    Income (loss) before income taxes     $ 2,022        $(2,589)     $(2,821)
                                           -------        -------      -------
    Income tax expense (benefit) at
      federal statutory rate              $   687        $  (880)     $  (959)
    State income taxes net of federal
      tax effect                               60           (110)          12
    Tax effect of nondeductible expenses      241            187          197
    Change in valuation allowance.         (1,915)         2,601
    Other                                     (19)           102          (49)
                                           -------        -------      -------
      Total                               $  (946)       $ 1,900      $  (799)
                                           -------        -------      -------
                                           -------        -------      -------


In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has taken several steps to achieve such levels of future income; however, the continuing success of such efforts is uncertain. Also, the Company has incurred losses in two of its past three fiscal years. Accordingly, under the provisions of Statement No. 109, management is currently unable to conclude that realization of the net deferred tax assets is more likely than not. Therefore, the Company recorded a valuation allowance of $686,000 and $2,601,000 against the full amount of its net deferred tax assets as of March 31, 1997 and 1996, respectively. The estimate will be updated on a quarterly basis. The Company recorded an $850,000 income tax benefit in fiscal 1997 resulting from completion of an examination of the Company's fiscal 1994 federal income tax return. Based on the results of that examination and the filing of amended returns for prior years, the Company has recovered greater income tax refunds for prior years than projected at March 31, 1996.

The computation of the net deferred tax asset (liability) at March 31, is as follows:

                                                 1997           1996
                                                 ----           ----
                                                    (IN THOUSANDS)
  Deferred tax assets:
     Accruals for claims and expenses not
       currently deductible. . . . . . . . .  $    604       $    920
     Inventory reserves, net . . . . . . . .       197            509
     Accounts receivable reserve, net. . . .        96            154
     Net operating loss carry forwards
       (expiring fiscal 2011). . . . . . . .       252          1,588
     Alternative minimum tax credit carry
       forwards. . . . . . . . . . . . . . .        50            141
     Other . . . . . . . . . . . . . . . . .       204            211
                                               --------       --------
        Total deferred tax assets. . . . . .  $  1,403       $  3,523
                                               --------       --------
                                               --------       --------

     Current . . . . . . . . . . . . . . . .  $    897       $  1,518
     Long-term . . . . . . . . . . . . . . .       506          2,005
                                               --------       --------
                                              $  1,403       $  3,523
                                               --------       --------
                                               --------       --------

  Deferred tax liabilities:
     Basis difference for equipment
       and improvements. . . . . . . . . . .  $   (603)      $   (647)
     Other . . . . . . . . . . . . . . . . .      (114)          (275)
                                               --------       --------
          Total deferred tax liabilities . .  $   (717)      $   (922)
                                               --------       --------
                                               --------       --------

  Valuation allowance. . . . . . . . . . . .  $   (686)      $ (2,601)
                                               --------       --------
                                               --------       --------

NOTE 4 -- MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories, at March 31, is as follows:

                                                 1997           1996
                                                 ----           ----
                                                    (IN THOUSANDS)
  Raw materials and spare parts. . . . . . .    $6,729         $5,233
  Work in process. . . . . . . . . . . . . .       562          1,077
  Finished goods . . . . . . . . . . . . . .       918          2,753
  Less allowance for potentially obsolete
        or overstocked inventory . . . . . .      (494)          (935)
                                                 ------         ------
     Total                                      $7,715         $8,128
                                                 ------         ------
                                                 ------         ------

NOTE 5 -- EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, at March 31, is as follows:

                                                 1997           1996
                                                 ----           ----
                                                    (IN THOUSANDS)
  Machinery and equipment. . . . . . . . . .   $30,621        $27,332
  Leasehold improvements . . . . . . . . . .       284            327
  Furniture and fixtures . . . . . . . . . .       493            462
  Construction in progress, equipment. . . .       631            409
                                                -------        -------
                                               $32,029         28,530
  Less accumulated depreciation and
     amortization. . . . . . . . . . . . . .   (22,583)       (19,417)
                                                -------        -------
     Total . . . . . . . . . . . . . . . . .   $ 9,446        $ 9,113
                                                -------        -------
                                                -------        -------

Repairs and maintenance expenses for fiscal 1997, 1996 and 1995 were approximately $1,391,000, $975,000, and $1,223,000, respectively.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities, at March 31, is as follows:

                                                 1997           1996
                                                 ----           ----
                                                    (IN THOUSANDS)
  Accrued payroll and related costs. . . . .    $2,355       $  1,373
  Accrued sales tax. . . . . . . . . . . . .       468            445
  Accrued warranty . . . . . . . . . . . . .       518            378
  Accrued insurance, net of prepayments. . .       521             34
  Other  . . . . . . . . . . . . . . . . . .       587            526
                                                 ------       --------
     Total . . . . . . . . . . . . . . . . .    $4,449       $  2,756
                                                 ------       --------
                                                 ------       --------

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

NOTE 7 -- NOTE PAYABLE

The Company has a committed credit facility of $5,000,000 with Seattle-First National Bank of Washington ("Seafirst"). The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of operating income, tangible net worth, working capital and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 1.40%, or other specified rates, at the Company's option. The Company pays a commitment fee of up to 0.125% on the unused portion of the facility. This line of credit currently expires on June 30, 1998. At March 31, 1997 and 1996, the Company had an outstanding balance of $985,000 and $2,500,000, respectively, under this facility at an effective overnight borrowing rate of 8.5% and 8.14%, respectively.

NOTE 8 -- COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS

STOCK OPTIONS
In October 1984, a nonqualified stock option ("NSO") plan (the "NSO Plan") and an incentive stock option ("ISO") plan (the "ISO Plan") were adopted by the Company. In July 1994, the Company adopted a new stock option and restricted stock plan (the "1994 Plan"), and ceased granting options under the NSO Plan and the ISO Plan. The NSO Plan and the ISO Plan, as amended, provided for the issuance of a maximum of 220,000 and 1,500,000 shares of Common Stock, respectively. The 1994 Plan provides for the issuance of a maximum of 600,000 shares under either options or restricted stock grants. The ISO Plan and the 1994 Plan require that ISO's be granted at exercise prices equal to the market value of the Common Stock on the date of grant. The NSO Plan and the ISO Plan required that NSO's be granted at exercise prices no less than 85% of the market value of the Common Stock on the date of grant. The 1994 Plan requires that NSO's be granted at exercise prices equal to the market value of the Common Stock on the date of the grant. Options granted under the NSO Plan, the ISO Plan and the 1994 Plan generally provide for full vesting of options five years after grant. Options granted under the NSO Plan and the ISO Plan, and the 1994 Plan, have terms, from the grant date, of six and ten years, respectively. The options issued between fiscal 1987 and 1997 have exercise prices between $.50 and $14.50 per share. At March 31, 1997, 98,284 shares were issuable under the 1994 Plan.

In fiscal 1988, the Company adopted a stock option plan for non-employee directors (the "Director Plan") that, as amended, provides for the issuance of a maximum of 300,000 shares of Common Stock to non-employee directors. The Director Plan requires that options be granted upon initial appointment and annually thereafter at exercise prices equal to the market value of the Common Stock on the date options are granted. Vesting of initial grants occurs over four years and occurs immediately for annual grants. At March 31, 1997, 73,000 shares were issuable under the Director Plan.

Pertinent information covering the plans follows:

                                Employee Plans                Director  Plan

                             Shares    Average Price      Shares  Average Price
                              ------    -------------      ------  -------------
Outstanding, April 1, 1994  456,000     $  5.72          130,000    $  7.94
Issued                      157,500        5.27           40,000       3.97
Canceled                   (234,700)       5.97
Exercised                   (45,000)       3.22
                            ---------    -------          -------     ------

Outstanding, March 31, 1995 333,800        5.67          170,000       7.00
Issued                      135,700        3.10           30,000       2.94
Canceled                    (41,900)       5.74
Exercised                    (1,200)       0.50
                            ---------    -------          -------     ------

Outstanding, March 31, 1996 426,400        4.86          200,000       6.40
Issued                      325,000        2.50           25,000       2.75
Canceled                   (222,600)       4.92          (43,000)      8.20
Exercised                    (4,700)       1.51          (12,000)      2.85
                            ---------    -------          -------     ------

Outstanding, March 31, 1997 524,100     $  3.40          170,000     $ 5.74
                            ---------    -------          -------     ------
                            ---------    -------          -------     ------

Exercisable, March 31, 1997 137,540     $  5.12          162,000     $ 5.83
                            ---------    -------          -------     ------
                            ---------    -------          -------     ------

All options issued in fiscal 1997, 1996 and 1995 were granted at exercise prices equal to fair market value. Had the Company adopted the provisions of FAS 123 for fiscal 1997 and 1996 grants, fiscal 1997 and 1996 would have included a compensation expense provision of $139,000 and $58,000, respectively. Proforma net income and fully diluted earnings per share for fiscal 1997 would have been $2,829,000 and $0.39, respectively. Proforma net loss and fully diluted loss per share for fiscal 1996 would have been $(4,547,000) and $(0.63), respectively. Significant assumptions used to value the options for compensation purposes include:

Year Issued  Risk-Free Interest Rate  Expected Life  Expected Volatility   Expected Dividends
-----------  -----------------------  -------------  -------------------   ------------------
  1996             6.84%               6 Years             46%                 None
  1997             6.42%               6 Years             46%                 None



Pertinent information regarding options outstanding as of March 31, 1997 is as follows:

                                                Outstanding                           Exercisable
                             ----------------------------------------------    --------------------------
                                       Weighted Average    Weighted Average              Weighted Average
                                       ----------------    ----------------              ----------------
Range of Exercise Prices     Shares     Exercise Price      Remaining  Life    Shares     Exercise Price
------------------------      ------     --------------      ---------------    ------     --------------
     $2.50 to $4.25          515,600        $2.82               8 Years        146,640        $3.33
     $5.25 to $14.50         178,500        $7.29            4.75 Years        152,900        $7.58


COMMON STOCK WARRANTS
In conjunction with the Company's Exclusive Licensing Agreement with Dow Corning Corporation ("Dow Corning"), the Company granted Dow Corning a stock purchase warrant to purchase up to 353,846 shares of Common Stock at an exercise price of $8.125 per share. This warrant is exercisable based upon the Company's achievement of specific revenues from the CableCure process licensed from Dow
Corning and expires on September 25, 1999.   No warrants were exercisable at
March 31, 1997.   See also Note 13.

On June 14, 1993, the Company issued to FlowMole Partners, a limited partnership, a stock purchase warrant expiring on June 14, 1998 to purchase 600,000 shares of the Common Stock at an exercise price of $5.50 per share. In addition, the Company also entered into an agreement with FlowMole Partners granting certain registration rights with respect to Common Stock subject to the warrant. The warrant is exercisable at the option of FlowMole Partners through June 14, 1998. At the time of exercise of the warrant, FlowMole Partners will have the right to put to the Company the shares purchased at the current market price (as defined in the warrant) and the Company has the right to call said shares at the same price. If the put or call is exercised, the difference between the market and warrant exercise prices may be paid to FlowMole Partners in cash or in shares of Company Common Stock (based on the then current market price) at the Company's option. The Company has granted certain registration rights with respect to any shares issued in connection with the warrant.

RESTRICTED STOCK PLAN
In July 1994, the Company awarded 70,000 Restricted Shares to certain key employees. In fiscal 1995, 60,750 shares vested, and 9,250 shares were forfeited pursuant to employee terminations. At the vesting dates, 15,867 shares were redeemed in connection with payroll tax withholding requirements. The shares granted were valued at $4.125 per share, the market value per share on the date of award, and the shares redeemed were valued at the market value at the effective date of the election to redeem shares. In October 1994, the Company awarded 47,000 Restricted Shares to certain new employees which contain a three-year vesting period from each employee's respective date of hire. The shares were valued at the market value of $4.00 per share on the date of award. The aggregate award of $188,000 was recorded as unearned compensation on the balance sheet and is being amortized over the vesting period on a straight line basis. During fiscal 1997 and 1996, pursuant to provisions of the 1994 Plan, the Company repurchased 407 and 2,096 shares at market prices on vesting dates to cover payroll tax withholding requirements of approximately $1,000 and $6,000, respectively. During fiscal 1997, 15,778 restricted shares were canceled pursuant to employee terminations.

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

PREFERRED STOCK
The Company has 2,000,000 shares of authorized Preferred Stock. During fiscal years 1997, 1996, and 1995, no shares were designated, issued, or are outstanding.

NOTE 9 -- PENSION PLAN

Employees of the Company may participate in a voluntary defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Under this plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company makes matching contributions based on employee contributions and length of employee service. Total Company contributions under this plan for fiscal 1997, 1996 and 1995 were approximately $239,000, $216,000 and $198,000, respectively.

NOTE 10 -- LEASE COMMITMENTS

The Company leases office space and manufacturing space under noncancelable operating lease agreements with renewal options. The Company also leases certain operations equipment, primarily pickup trucks and other motor vehicles, under operating leases. The leases generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. Rental expense under all operating leases, cancelable and noncancelable, totaled approximately $2,456,000, $2,017,000 and $2,403,000 for fiscal 1997, 1996 and 1995, respectively.

At March 31, 1997, future minimum lease payments under noncancelable operating leases are as follows:

YEAR ENDING MARCH 31,                                   OPERATING
---------------------                                     LEASES
                                                          ------
                                                     (IN THOUSANDS)

1998 . . . . . . . . . . . . . . . . . . . . . .        $  1,406
1999 . . . . . . . . . . . . . . . . . . . . . .             913
2000 . . . . . . . . . . . . . . . . . . . . . .             705
2001 . . . . . . . . . . . . . . . . . . . . . .             557
2002 . . . . . . . . . . . . . . . . . . . . . .             109
Thereafter . . . . . . . . . . . . . . . . . . .             217
                                                         --------
Total future minimum lease payments. . . . . . .        $  3,907
                                                         --------
                                                         --------

Certain of the operating leases allow for adjustment of payments based on interest rate. An increase in the underlying interest rates changes of 1%, would increase minimum lease payments to approximately $1,426,000 for fiscal year 1998.

NOTE 11 -- SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information for fiscal 1997, 1996 and 1995 follows:

                                              1997       1996       1995
                                              ----       ----       ----
                                                   (IN THOUSANDS)
    Cash paid during the year for:
       Interest. . . . . . . . . . . .          $55      $116       $30
       Income taxes paid (refunded),
         net . . . . . . . . . . . . .       (1,521)       38       164

In fiscal 1997, 1996 and 1995, the Company sold FlowMole drilling systems to contractors in Europe, Asia and South America. Revenue from the sale of the systems of approximately $2,559,000, $3,386,000, and $3,430,000 in fiscal 1997,
1996 and 1995, respectively, has been included in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. A gain, before allocating freight, duty and other selling costs, of approximately $616,000, $1,050,000, and $987,000 was recognized on the sales in fiscal 1997, 1996 and 1995, respectively.

In fiscal 1995, restricted shares of Common Stock valued at $439,000 were issued to certain employees, and shares valued at $58,000 were redeemed. See Note 8.


NOTE 12 -- FINANCIAL INFORMATION RELATING TO NORTH AMERICAN AND
         EUROPEAN OPERATIONS

The consolidated financial statements include accounts of the Company's North American and European operations. Asian and South American revenues and net income are included in North American operations, as those operations are primarily conducted out of the Company's headquarters and primarily consist of the sales of inventory held in North America. Asian and South American revenues were $3,269,000, $4,228,000, and $2,428,000 in fiscal 1997, 1996 and 1995, respectively. The following amounts are included in the consolidated financial statements for North American and European operations:

                                       FISCAL YEAR 1997  (IN THOUSANDS)
                             ------------------------------------------------
                                                    ADJUSTMENTS
                              NORTH                    AND
                             AMERICAN   EUROPEAN   ELIMINATIONS  CONSOLIDATED
                             --------   --------   ------------  ------------
Revenues
    Unrelated customers..... $54,358     $3,653                    $ 58,011
    Related parties.........   6,864                                  6,864
    Intersegment............   1,013                  $(1,013)
                             -------     ------       -------      --------
        Total Revenues...... $62,235     $3,653       $(1,013)     $ 64,875
Net income (loss)........... $ 3,569     $ (320)      $  (281)     $  2,968
Identifiable assets......... $32,387     $3,618       $   (93)     $ 35,912

                                       FISCAL YEAR 1996  (IN THOUSANDS)
                             ------------------------------------------------
                                                    ADJUSTMENTS
                              NORTH                    AND
                             AMERICAN   EUROPEAN   ELIMINATIONS  CONSOLIDATED
                             --------   --------   ------------  ------------
Revenues
    Unrelated customers..... $  37,249   $ 3,489                  $  40,738
    Related parties.........     8,255                                8,255
    Intersegment............     1,030                $ (1,030)
                             ---------   -------      --------    ---------
         Total Revenues..... $  46,534   $ 3,489      $ (1,030)   $  48,993
Net income (loss)........... $  (4,374)  $   154      $   (269)   $  (4,489)
Identifiable assets......... $  27,169   $ 3,704      $   (249)   $  30,624


                                       FISCAL YEAR 1995  (IN THOUSANDS)
                             ------------------------------------------------
                                                    ADJUSTMENTS
                              NORTH                    AND
                             AMERICAN   EUROPEAN   ELIMINATIONS  CONSOLIDATED
                             --------   --------   ------------  ------------
Revenues
    Unrelated customers..... $ 35,806   $  4,592                  $  40,398
    Related parties.........    9,319                                 9,319
    Intersegment............    2,353                $ (2,353)
                              --------   --------     --------     ---------
         Total revenues..... $ 47,478   $  4,592     $ (2,353)    $  49,717
Net income (loss)........... $ (1,647)  $   (205)    $   (170)    $  (2,022)
Identifiable assets......... $ 32,038   $  3,480     $   (170)    $  35,348

Intersegment revenues occur on sales of spare parts inventory and equipment. Eliminations and adjustments are made to eliminate the intersegment revenues and related profit.

NOTE 13 -- PURCHASE OF CABLECURE LICENSE RIGHTS

Effective September 26, 1991, the Company entered into an Exclusive License and Distribution Agreement with Dow Corning. Under terms of the agreement, the Company purchased the exclusive rights to market to utilities the CableCure process (a chemical treatment to repair water damage and extend the life of underground electric cable), and certain related assets with an approximate value of $74,000. The Company paid Dow Corning $2,000,000 in cash and granted Dow Corning warrants to purchase up to 353,846 shares of Common Stock at $8.125 per share. Accumulated amortization of the $2,000,000 payment was $1,329,000 and $1,091,000 at March 31, 1997 and 1996, respectively. The Company purchases its chemicals exclusively from Dow Corning. Worldwide CableCure revenues accounted for 24% of consolidated revenues in fiscal 1997.

Additionally, Dow Corning receives 50% of adjusted net profits before tax resulting from the CableCure operations, and may elect to receive these profits in cash or in Common Stock at a price of the greater of the then current average market closing price or $8.50 per share. No such payments were due in connection with fiscal 1995 CableCure operations. For fiscal 1997 and 1996, Dow Corning's share of the profits were paid in cash.

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

NOTE 14 - ARBITRATION AND LITIGATION

In August 1995, the Company was named a defendant in litigation filed in the United States District Court for the Southern District of Texas on behalf of a person alleging serious personal injury in June 1994 while performing work at a Company work site. In fiscal 1997, all plaintiffs and defendants reached a settlement agreement. The Company's share of the cost of the settlement was covered by existing insurance reserves that were established in fiscal 1995.

The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 15 -- SELECTED QUARTERLY DATA (UNAUDITED)

                                  1QFY97     2QFY97     3QFY97     4QFY97
                                  ------     ------     ------     ------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues . . . . . . . . . .      $15,124    $15,549    $16,317    $17,885
Gross profit . . . . . . . .        2,880      2,520      2,713      2,239
Net income . . . . . . . . .          653        516      1,756         43
Earnings per share:
  Primary. . . . . . . . . .       $  .09     $  .07     $  .24     $  .01
  Fully Diluted. . . . . . .       $  .09     $  .07     $  .24     $  .01


                                    1QFY96       2QFY96    3QFY96    4QFY96
                                    ------       ------    ------    ------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues . . . . . . . . . .    $  11,754  $  11,119  $  13,155  $  12,965
Gross profit . . . . . . . .        1,513      1,253      2,357      1,285
Net income (loss). . . . . .         (460)      (493)       104     (3,640)
Earnings (loss) per share:
  Primary. . . . . . . . . .      $  (.06)   $  (.07)    $  .01    $  (.50)
  Fully Diluted. . . . . . .      $  (.06)   $  (.07)    $  .01    $  (.50)

         During the third quarter of fiscal 1997, the Company recorded an $850,000 income tax benefit and during the fourth quarter of fiscal 1996, the Company recorded a $2,601,000 provision to provide a valuation allowance against its net deferred taxes (see Note 3).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

    Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement that involves the election of directors and that will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, the close of the Registrant's 1997 fiscal year. For a description of the executive officers of the Registrant, see "Executive Officers of the Registrant" included in Part I,
Item 1.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)  The following documents are filed as part of this report:

                                                              SEQUENTIAL PAGE
                                                                  NUMBERING
1.  FINANCIAL STATEMENTS:
    Report of Independent Accountants                                24
    Consolidated Balance Sheet, March 31, 1997 and 1996              25
    Consolidated Statement of Operations for the years ended
      March 31, 1997, 1996 and 1995                                  26
    Consolidated Statement of Changes in Stockholders' Equity
      for the years ended March 31, 1997, 1996 and 1995              27
    Consolidated Statement of Cash Flows for the years ended
      March 31, 1997, 1996 and 1995                                  28
    Notes to Consolidated Financial Statements                       29

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

                                  INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

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

  3.6 Amendments to Registrant's Restated By-laws dated July 26, 1994 and January 29, 1996. Filed herewith.

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

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------


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

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

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

10.37    Loan Modification Agreement between Registrant and Bank of America NW,
            N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated May 16, 1996, filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1996.

10.38    Loan Modification Agreement between Registrant and Bank of American
            NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated November 27, 1996. Filed herewith.

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


                                          UTILX CORPORATION

June 19, 1997                          By  /s/ CRAIG E. DAVIES
                                           ---------------------
                                               Craig E. Davies
                                  Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                             President, Chief Executive         June 19, 1997
  /s/ CRAIG E. DAVIES        Officer and Director
-------------------------
    (Craig E. Davies)



  /s/ LARRY D. PIHL          Vice President, Chief Financial    June 19, 1997
-------------------------    Officer, Controller and Treasurer
     (Larry D. Pihl)


  /s/ STANLEY J. BRIGHT      Director                           June 19, 1997
-------------------------
    (Stanley J. Bright)



    /s/ JOHN D. DURBIN       Director                           June 19, 1997
-------------------------
    (John D. Durbin)



    /s/ JOHN W. ELLIS        Director                           June 19, 1997
-------------------------
    (John W. Ellis)



  /s/ FRANK W. GRIFFITH      Director                           June 19, 1997
-------------------------
    (Frank W. Griffith)



  /s/ ROBERT E. RUNICE       Director                           June 19, 1997
-------------------------
    (Robert E. Runice)



  /s/ WILLIAM M. WEISFIELD   Director and Chairman of           June 19, 1997
-------------------------    the Board
  (William M. Weisfield)