Form 10-Q
period 1997-06-30
UTILX CORP
filed 1997-08-13
CIK 821361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               ------------------------

                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED
                                    JUNE 30, 1997

                               ------------------------

                                  UTILX CORPORATION
                            COMMISSION FILE NUMBER 0-16821


                   DELAWARE                            91-1171716
           (State of Incorporation)     (I.R.S. Employer Identification Number)

          22404 - 66TH AVENUE SOUTH
              P. O. BOX 97009
           KENT, WASHINGTON  98064-9709                (253) 395-0200
    (Address of Principal Executive Offices)    (Registrant's Telephone Number)

Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of June 30, 1997, 7,184,631 shares of Common Stock were outstanding.

           The total number of pages in this Form 10-Q is 12.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             TABLE OF CONTENTS

     ITEM                                                           PAGE
     ----                                                           ----

                                 PART I

          1.   Financial Statements

               Consolidated Balance Sheet
               June 30, 1997 and March 31, 1997......................  3

               Consolidated Statement of Operations
               For the Three Months Ended
               June 30, 1997 and 1996................................   4

               Consolidated Statement of Cash Flows
               For the Three Months Ended
               June 30, 1997 and 1996................................   5

               Notes to Consolidated Financial Statements............   6

          2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............   7

                               PART II

          1.   Legal Proceedings.....................................  11

          2.   Changes in Securities.................................  11

          3.   Defaults Upon Senior Securities.......................  11

          4.   Submission of Matters to a Vote of Security Holders...  11

          5.   Other.................................................  11

          6.   Exhibits..............................................  11


Signatures...........................................................  12

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                              UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                           JUNE 30 AND MARCH 31, 1997
                          (IN THOUSANDS, EXCEPT SHARES)
                                 (UNAUDITED)
                                   ASSETS
                                               JUNE 30     MARCH 31
Current assets:
  Cash and cash equivalents................... $     713   $   1,490
  Accounts receivable, trade, net.............    16,556      15,873
  Materials, supplies and inventories.........     8,883       7,715
  Income taxes receivable, net................       524         469
  Prepaid expenses and other..................       327         184
                                               ---------   ---------
     Total current assets.....................    27,003      25,731

Equipment and improvements, net...............     9,232       9,446
Other assets, net.............................       676         735
                                               ---------   ---------
     Total assets............................. $  36,911   $  35,912
                                               ---------   ---------
                                               ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank........................ $   3,585   $     985
  Accounts payable............................     3,019       3,737
  Accrued liabilities.........................     3,783       4,449
                                               ---------   ---------
     Total current liabilities................    10,387       9,171
                                               ---------   ---------

Commitments and Contingencies

Stockholders' equity:
  Common Stock, $0.01 par value
     (authorized 25,000,000 shares)...........        72          72
  Common Stock Warrants.......................       936         936
  Additional paid-in capital..................    17,390      17,390
  Retained earnings...........................     8,640       8,908
  Unearned compensation.......................                    (3)
  Cumulative foreign currency translation
       adjustment.............................      (514)       (562)
                                               ---------   ---------
     Total stockholders' equity...............    26,524      26,741
                                               ---------   ---------
     Total liabilities and stockholders'
       equity................................. $  36,911   $  35,912
                                               ---------   ---------
                                               ---------   ---------

  Common Stock issued and outstanding......... 7,184,631   7,184,631


                  (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    1997      1996
                                                  -------    -------
Revenues......................................... $18,767    $15,124

Cost of revenues.................................  16,867     12,244
                                                  -------    -------

          Gross profit...........................   1,900      2,880
                                                  -------    -------

Operating expenses:
          Selling, general and administrative....   1,938      1,988
          Research and engineering...............     158        192
                                                  -------    -------

            Total operating expenses.............   2,096      2,180
                                                  -------    -------

Operating income (loss)..........................    (196)       700

Other income (expense), net......................     (71)       (41)
                                                  -------    -------

Income (loss) before income taxes................    (267)       659
Income tax provision.............................       1          6
                                                  -------    -------

Net income (loss)................................ $  (268)   $   653
                                                  -------    -------
                                                  -------    -------

Earnings (loss) per share (Note 2):
          Primary................................    (.04)       .09
          Fully diluted..........................    (.04)       .09

Weighted average number of shares (Note 2):
          Primary................................   7,185      7,198
          Fully diluted..........................   7,185      7,198


             (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (IN THOUSANDS)
                               (UNAUDITED)
                                                    1997       1996
                                                  -------    -------
OPERATING ACTIVITIES:
    Net income (loss)...........................  $  (268)   $   653
      Adjustments to reconcile to net cash
      provided by (used by) operating activities:
          Depreciation and amortization.........      990        897
          Other non-cash (income) expenses, net.        3          7
          Changes in assets and liabilities.....   (3,404)     1,714
                                                  -------    -------
          Total adjustments.....................   (2,411)     2,618
                                                  -------    -------
  Net cash provided by (used by) operating
    activities..................................   (2,679)     3,271
                                                  -------    -------

INVESTING ACTIVITIES:
    Cost of additions to equipment..............     (703)      (935)
    Proceeds from sale of equipment.............                   5
                                                  -------    -------
          Net cash used by investing activities.     (703)      (930)
                                                  -------    -------

FINANCING ACTIVITIES:
    Net borrowings (repayments) on note payable.    2,600     (1,400)
                                                  -------    -------
          Net cash provided by (used by)
            financing activities................    2,600     (1,400)
                                                  -------    -------

EFFECT ON CASH FLOWS OF FOREIGN CURRENCY
  TRANSACTIONS..................................        5         12
                                                  -------    -------
    Net increase (decrease) in cash and cash
      equivalents...............................     (777)       953
                                                  -------    -------

CASH AND CASH EQUIVALENTS:
    Beginning of period.........................    1,490        495
                                                  -------    -------
    End of period...............................  $   713    $ 1,448
                                                  -------    -------
                                                  -------    -------

                (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.        FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month periods ended June 30, 1997 and 1996. The statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements included in the fiscal 1997 Annual Report on Form 10-K.

2.        EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with" basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. EPS computed pursuant to the statement is not expected to be materially different from the historical earnings per share previously presented.

Primary earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants. Fully diluted earnings per share is computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution.

3.        MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at June 30 and March 31, 1997 consists of the following:

                                                (In thousands)

                                       June 30, 1997     March 31, 1997
                                       -------------     --------------
Raw and Spare Parts                      $  7,356          $  6,729
Work in Process                               820               562
Finished Goods                              1,108               918
Less allowance for potentially
  obsolete or overstocked inventory          (401)             (494)
                                         --------          --------
                                         $  8,883          $  7,715
                                         --------          --------
                                         --------          --------

4.        NOTE PAYABLE TO BANK

The Company has a committed credit facility of $5,000,000 with Seattle-First National Bank of Washington ("Seafirst"). The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, current ratio, and debt ratio. Borrowings bear interest at the Seattle-First prime rate, the LIBOR rate plus 1.40%, or other specified rates, at the Company's option.
The Company pays a
commitment fee of up to 0.125% on the unused portion of the facility. This line of credit currently expires on June 30, 1998. The Company currently anticipates that it will be able to negotiate an extension of this line of credit. The Company requested and was granted a temporary commitment to increase the credit facility to $10,000,000 until October 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  RESULTS OF OPERATIONS FOR FIRST QUARTER
                           OF FISCAL YEAR 1998
                        COMPARED TO FIRST QUARTER
                          OF FISCAL YEAR 1997

REVENUES

Consolidated revenues increased 24% in the first quarter of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS. Revenues from FlowMole drilling operations in North America increased to $12.2 million in the first quarter of fiscal 1998, compared to $9.5 million in the same period of fiscal 1997. Revenues from CableCure services in North America increased to $4.4 million in the first quarter of fiscal 1998, compared to $3.6 million in the same period of fiscal 1997.

The increased revenues in FlowMole operations were attributed to increased demand for installation and replacement services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. Also, the Company has increased the number of crews performing installation and replacement services using conventional trenching methods. Continued strong demand for repair and restoration services, primarily under "Test, Treat or Replace" contracts, contributed to the increased CableCure revenue levels. Revenues also increased due to the addition of services for the location and repair of faults in electric cables. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for installation and replacement services.

INTERNATIONAL OPERATIONS. Revenues from international operations increased slightly to $2.14 million in the first quarter of fiscal 1998, compared to $2.10 million in the same period of fiscal 1997. Increased revenues from European CableCure operations offset decreased revenues from spare part sales.

GROSS PROFIT

Gross profit decreased 34% in the first quarter of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS.   Gross profit from installation and replacement
services decreased in the first quarter of fiscal 1998 compared to the same period of fiscal 1997. New employees were hired both for drilling crews and for new conventional trenching crews, including employees being trained for the addition of new drilling crews in the second quarter of fiscal 1998, when newly ordered FlowMole equipment is scheduled to be delivered. Additional hiring and training expenses, which are generally not offset by new revenues until the new crews are deployed to perform work, reduced gross profit as a percentage of revenue in the first quarter of fiscal 1998.

Gross profit from repair and restoration services decreased for similar reasons. The Company substantially increased the number of crews involved in the preparation of cables for CableCure injection, including crews starting up new services for location and repair of faults in electric cables. During the quarter, the Company encountered a high percentage of cables where, after testing by Company crews, it was determined that injection would not be cost-effective. As a result, the amount of CableCure revenues produced by per crew decreased, which adversely impacted gross profit for the period.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the first quarter of fiscal 1998 increased as a percentage of revenue compared to the same period of the prior year due to a change in mix of international revenues. CableCure operations in Europe provide a relatively high gross margin, which has served to improve international gross margin.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses decreased 4% in the first quarter of fiscal 1998, compared to the same period of fiscal 1997. Selling, general and administrative expenses decreased 3% compared to the first quarter of fiscal 1997. Research and engineering expenses decreased 18%. The Company's restructuring, as announced on April 2, 1996 involved the elimination of a number of corporate positions over the first half of fiscal 1997, enabling the Company to reduce corporate overhead.

Other income (expense), net, was an expense of $71,000 in the first quarter of fiscal 1998, compared to an expense of $41,000 in the same period of the prior year. This increase was a result of increased interest expense due to higher average borrowings on the Company's line of credit.

As a result of the foregoing, the Company recorded a pretax loss of $267,000 in the first quarter of fiscal 1998, compared to pretax income of $659,000 in the same period of fiscal 1997.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The impact of deductions deferred from prior years and net operating loss carryforwards eliminated most of the Company's income tax provision in the first quarter of fiscal 1997, due to the provision of a valuation allowance at the end of fiscal 1996 against the full amount of the Company's net deferred tax assets. The Company provided for no federal income tax benefit in the first quarter of fiscal 1998 as it continues to provide a valuation allowance against the full amount of its net deferred tax assets.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded a net loss of $268,000 in the first quarter of fiscal 1998, compared to a net income of $653,000 in the same period of fiscal 1997.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share." This statement will change the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with" basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations.

EPS computed pursuant to the statement is not expected to be materially different from the historical earnings per share previously presented.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had unused sources of liquidity consisting of $713,000 in cash and cash equivalents and an unused balance on its committed line of credit of $1,415,000. The Company has also obtained a temporary increase in its line of credit which provides for an additional $5,000,000 available until October 1, 1997. This compares to $1,490,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,015,000 at March 31, 1997. Uses of cash during the first quarter of fiscal 1998 primarily related to capital expenditures of $703,000 for equipment to expand the Company's capabilities to perform additional auxiliary services, such as equipment for locating and repairing faults in electric cables. The Company had anticipated the periodic usage of its line of credit throughout fiscal 1998. The Company anticipates that through cash generated by operations, lease financing of certain purchases of new equipment, and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1998. The Company has not yet determined whether it will require an extension of its increased line of credit beyond October 1, 1997.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its services in North America, and is recruiting personnel to expand its capacity. The second and third quarters of the Company's fiscal year have historically generated its peak revenue levels due to the normal seasonality of work release from utility customers. However, the Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. The Company expects to see increased volumes from new customers in calendar year 1997, and some increased volumes from existing customers. The Company expects to continue to rely on a small number of customers for the majority of the Company's North American CableCure revenues, increasing the exposure of the Company to such short term fluctuations in revenues. See also the discussion under "Risk Factors," below.

On April 2, 1996, the Company announced the termination of its in-house assembly of new FlowMole drilling equipment. The Company has issued purchase orders to a number of manufacturers for new FlowMole drilling systems to be delivered beginning in the second quarter of fiscal 1998. The Company has at least two suppliers capable of manufacturing each component of the FlowMole drilling system. The Company believes that this will allow it to obtain competitive pricing for equipment and to mitigate any adverse impact of a single supplier's inability to meet delivery schedules or to conform to the Company's quality specifications. The Company has yet to place any equipment into service that was acquired under these new arrangements. Even though the Company is preparing to implement new drilling crews utilizing new equipment, there can be no assurance that delivery schedules will be met or that the quality of the equipment manufactured by such suppliers will be comparable to that of the equipment assembled by the Company through its own operations.

This Form 10-Q contains forward looking statements, in addition to those under the caption "Review and Outlook." Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook," those described under "Risk Factors," below, and additional factors described in Item 7 of the Company's fiscal 1997 Form 10-K filed with the Securities and Exchange Commission.

RISK FACTORS

          COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring ("FlowMole") services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for guided boring services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of these decreases.

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

            FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") which requires it to utilize a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement requires the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company is in the process of negotiating new terms with this subcontractor, effective April 1, 1997, based on new pricing agreed to between the Company and Florida Power & Light. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. Subsequently, the subcontractor is continuing to perform the injection services required by the Company under the underlying agreement while the negotiations continue. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be entitled to a percentage of additional amounts charged to Florida Power & Light. There can be no assurance that the final price settled upon for payments to the subcontractor will not result in an adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light.

          IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1998.

          FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the British Pound Sterling and the German Deutschemark.

PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS

          The Company is involved in litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

          ITEM 2.  CHANGES IN SECURITIES

          None.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

          ITEM 5.  OTHER

          None.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.39 Loan Modification Agreement between Registrant and Bank of
                     America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National
                     Bank, dated  June 12, 1997.

               11.1  Statement Regarding Computation of Per Share Earnings.

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None

                               UTILX CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UTILX CORPORATION
                                          -----------------------------------
                                              (Registrant)

Date:  July 31, 1997                 By:  /s/ Craig E. Davies
                                          -----------------------------------
                                         Craig E. Davies, President and
                                             Chief Executive Officer


Date:  July 31, 1997                 By:  /s/ Larry D. Pihl
                                          -----------------------------------
                                          Larry D. Pihl, Vice President/Chief
                                            Financial Officer