Form 10-Q
period 1997-09-30
UTILX CORP
filed 1997-11-14
CIK 821361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      ---------------------------

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED
                          SEPTEMBER 30, 1997

                      ---------------------------


                           UTILX CORPORATION
                     COMMISSION FILE NUMBER 0-16821


              DELAWARE                              91-1171716
     (State of Incorporation)           (I.R.S. Employer Identification Number)

     22404 - 66TH AVENUE SOUTH
          P. O. BOX 97009
    KENT, WASHINGTON  98064-9709                       (253) 395-0200
(Address of Principal Executive Offices)       (Registrant's Telephone Number)

Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---
As of  September 30, 1997, 7,199,186 shares of Common Stock were outstanding.


            The total number of pages in this Form 10-Q is 16.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           TABLE OF CONTENTS


  ITEM                                                      PAGE
  ----                                                      -----

                                PART I

  1.  Financial Statements

      Consolidated Balance Sheet
      September 30, 1997 and March 31, 1997.................  3

      Consolidated Statement of Operations
      For the Three Months Ended
      September 30, 1997 and  September 30, 1996............  4

      Consolidated Statement of Operations
      For the Six Months Ended
      September 30, 1997 and 1996...........................  5

      Consolidated Statement of Cash Flows
      For the Six Months Ended
      September 30, 1997 and 1996..........................   6

      Notes to Consolidated Financial Statements...........   7

  2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations................   9


                               PART II

  1.  Legal Proceedings....................................  14

  2.  Changes in Securities................................  14

  3.  Defaults Upon Senior Securities......................  14

  4.  Submission of Matters to a Vote of Security Holders..  14

  5.  Other................................................  14

  6.  Exhibits.............................................  15


Signatures.................................................  16

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                              UTILX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30 AND MARCH 31, 1997
                         (IN THOUSANDS, EXCEPT SHARES)
                                   (UNAUDITED)

                                    ASSETS

                                                      SEPTEMBER 30    MARCH 31
                                                      ------------    --------
Current assets:
  Cash and cash equivalents.........................     $   770      $ 1,490
  Accounts receivable, trade, net...................      20,558       15,873
  Materials, supplies and inventories...............       9,519        7,715
  Income taxes receivable...........................         481          469
  Prepaid expenses and other........................         536          184
                                                         -------      -------
      Total current assets..........................      31,864       25,731

Equipment and improvements, net.....................       8,885        9,446
Other assets, net...................................         612          735
                                                         -------      -------
      Total assets..................................     $41,361      $35,912
                                                         -------      -------
                                                         -------      -------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank..............................     $ 6,075       $  985
  Accounts payable..................................       4,287        3,737
  Accrued liabilities...............................       4,836        4,449
                                                         -------      -------
      Total current liabilities.....................      15,198        9,171
                                                         -------      -------

Commitments and Contingencies
Stockholders' equity:
  Common Stock, $0.01 par value
      (authorized 25,000,000 shares)................          72           72
  Common Stock Warrants.............................         936          936
  Additional paid-in capital........................      17,438       17,390
  Retained earnings.................................       8,320        8,908
  Unearned compensation.............................                       (3)
  Cumulative foreign currency
   translation adjustment...........................        (603)        (562)
                                                         -------      -------
      Total stockholders' equity....................      26,163       26,741
                                                         -------      -------
          Total liabilities and stockholders'
           equity...................................     $41,361      $35,912
                                                         -------      -------
                                                         -------      -------

  Common Stock issued and outstanding...............   7,199,186    7,184,631


             (See Notes to Consolidated Financial Statements)

                          UTILX CORPORATION

                   CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)


                                                    1997        1996
                                                    ----        ----

Revenues.....................................      $20,734     $15,549
Cost of revenues.............................       18,898      13,029
                                                   -------     -------
  Gross profit...............................        1,836       2,520
                                                   -------     -------
Operating expenses:
    Selling, general and administrative........      1,916       1,845
    Research and engineering...................        130         178
                                                   -------     -------
        Total operating expenses...............      2,046       2,023
                                                   -------     -------
Operating income (loss)........................       (210)        497

Other income (expense), net....................       (110)         25
                                                   -------     -------
Income (loss) before income taxes..............       (320)        522
Income tax provision...........................                      6
                                                   -------     -------
Net income (loss)..............................    $  (320)    $   516
                                                   -------     -------
                                                   -------     -------
Earnings (loss) per share (Note 2):
    Primary....................................    $  (.04)    $   .07

    Fully diluted..............................    $  (.04)    $   .07

Weighted average number of shares (Note 2):
    Primary....................................      7,190       7,330
    Fully diluted..............................      7,190       7,345


               (See Notes to Consolidated Financial Statements)

                               UTILX CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                    1997        1996
                                                    ----        ----

Revenues.......................................   $39,501      $30,673

Cost of revenues...............................    35,765       25,273
                                                   -------     -------
    Gross profit...............................     3,736        5,400
                                                   -------     -------
Operating expenses:
  Selling, general and administrative..........     3,854        3,832
  Research and engineering.....................       288          371
                                                   -------     -------
        Total operating expenses...............     4,142        4,203
                                                   -------     -------
Operating income (loss)........................      (406)       1,197
Other expense, net.............................      (181)         (16)
                                                   -------     -------
Income (loss) before income taxes..............      (587)       1,181
Income tax provision...........................         1           12
                                                   -------     -------
Net income (loss)..............................    $ (588)      $1,169
                                                   -------     -------
                                                   -------     -------
Earnings (loss) per share (Note 2):
    Primary....................................    $ (.08)      $  .16
    Fully diluted..............................    $ (.08)      $  .16

Weighted average number of shares (Note 2):
    Primary....................................     7,187        7,264
    Fully diluted..............................     7,187        7,271


          (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                        1997        1996
                                                        ----        ----

OPERATING ACTIVITIES:
    Net income (loss)..............................   $ (588)     $ 1,169

     Adjustments to reconcile to net cash provided
     by (used by) operating activities:
       Depreciation and amortization...............    2,003        1,822
       Other non-cash (income) expenses, net.......       50           31
       Changes in assets and liabilities...........   (5,949)       1,416
                                                     -------      -------
       Total adjustments...........................   (3,896)       3,269
                                                     -------      -------
          Net cash provided by (used by) operating
          activities...............................   (4,484)       4,438
                                                     -------      -------

INVESTING ACTIVITIES:
    Cost of additions to equipment.................   (1,368)      (2,071)
    Proceeds from sale of equipment................                     5
                                                     -------      -------
          Net cash used by investing activities....   (1,368)      (2,066)
                                                     -------      -------
FINANCING ACTIVITIES:
    Net borrowings (repayments) on note payable....    5,090       (1,750)
    Issuance of Common Stock.......................       48            1
    Purchase of Common Stock.......................                    (1)
                                                     -------      -------
          Net cash provided by (used by)
          financing activities.....................    5,138       (1,750)
                                                     -------      -------
CUMULATIVE TRANSLATION ADJUSTMENT
  OF FOREIGN CURRENCY TRANSACTIONS.................       (6)          12
                                                     -------      -------
    Net increase (decrease) in cash and cash
    equivalents....................................     (720)         634
                                                     -------      -------
CASH AND CASH EQUIVALENTS:
    Beginning of period............................    1,490          495
                                                     -------      -------
    End of period..................................  $   770       $1,129
                                                     -------      -------
                                                     -------      -------


                (See Notes to Consolidated Financial Statements)

                             UTILX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and six-month periods ended September 30, 1997 and 1996. The statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements included in the fiscal 1997 Annual Report on Form 10-K.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments that are currently being presented by the company as a component of shareholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending March 31, 1999.

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 is effective for the year ending March 31, 1999 and requires restatement of earlier periods presented. The impact of adopting FAS 131 has not been determined.

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

Primary earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants. Fully diluted earnings per share is computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period taking into consideration maximum potential dilution.

3. ACCOUNTS RECEIVABLE

Accounts receivable, trade, net at September 30 and March 31, 1997 consist of the following:

                                                  (In thousands)

                                     September 30, 1997       March 31, 1997
                                     ------------------       --------------
North American Customers:
   Completed work not yet billed             $ 8,470               $ 5,396
   Billed but uncollected                     11,001                 9,427
International customers                        1,508                 1,332
Less allowance for doubtful accounts            (421)                 (282)
                                             -------               -------
                                             $20,558               $15,873
                                             -------               -------
                                             -------               -------
4. MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at September 30 and March 31, 1997 consist of the following:

                                                   (In thousands)

                                     September 30, 1997       March 31, 1997
                                     ------------------       --------------
Raw Materials and Spare Parts               $  7,668              $  6,729
Work in Process                                1,305                   562
Finished Goods                                   983                   918
Less allowance for potentially
 obsolete or overstocked inventory              (437)                 (494)
                                             -------               -------
                                              $9,519                $7,715
                                             -------               -------
                                             -------               -------

5. NOTE PAYABLE TO BANK

The Company has a committed credit facility of $10,000,000 with Seattle-First National Bank of Washington ("Seafirst"). The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, current ratio, and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 1.40%, or other specified rates, at the Company's option.
The Company pays a commitment fee of up to 0.125% on the unused portion of the facility. This line of credit currently expires on June 30, 1998. The Company currently anticipates that it will be able to negotiate an extension of this line of credit.

6. COMMITMENTS AND CONTINGENCIES

The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000.
The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida Power & Light. The Company is in a dispute with this subcontractor, over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement while the negotiations continue. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be entitled to a percentage of additional amounts. On October 31, 1997, the Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. There can be no complete assurance that the final price settled upon for payments to the subcontractor will not result in an adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light.
Based on the footage injected by the subcontractor during the first two quarters of fiscal 1998, management of the Company does not anticipate that the final resolution of this matter will result in a material adverse impact on the results of operations through September 30, 1997, or on the Company's consolidated financial position or liquidity, as of September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 RESULTS OF OPERATIONS FOR SECOND QUARTER
                            OF FISCAL YEAR 1998
                         COMPARED TO SECOND QUARTER
                            OF FISCAL YEAR 1997


REVENUES

Consolidated revenues increased 33% in the second quarter of fiscal 1998, compared to the same period in fiscal 1997. Consolidated revenues increased 29% in the first six months of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS. Revenues from installation and replacement services in North America increased to $14.0 million in the second quarter of fiscal 1998, compared to $9.7 million in the same period of fiscal 1997. Revenues from repair and restoration services in North America increased to $5.3 million in the second quarter of fiscal 1998, compared to $3.7 million in the same period of fiscal 1997.

Revenues from installation and replacement services in North America increased to $26.2 million in the first six months of fiscal 1998 compared to $19.2 million in the same period of fiscal 1997. Revenues from repair and restoration services in North America increased to $9.7 million in the first six months of fiscal 1998 compared to $7.2 million in the same period of fiscal 1997.

The increased revenues from installation and replacement operations were attributed to increased demand for such services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. The Company added four new drilling crews in September 1998, utilizing the new equipment delivered in the second quarter. Also, the Company has increased the number of crews performing installation and replacement services using conventional trenching methods and added its own crews for pulling cable through conduit installed by its FlowMole crews. These new crews also contributed to the increased revenues in the second quarter of fiscal 1998.

Continued strong demand for repair and restoration services, primarily under "Test, Treat or Replace" contracts, contributed to the increased repair and restoration revenue levels. Revenues also increased due to the addition of new services, such as location and repair of faults in electric cables. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for installation and replacement services.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased to $1.4 million in the second quarter of fiscal 1998, compared to $2.2 million in the same period of fiscal 1997. Revenues from international operations decreased to $3.6 million in the first six months of fiscal 1998 compared to $4.3 million in the same period of the prior year. The decrease resulted from decreased revenues from equipment sales due to the Company's decision to outsource the manufacturing of its equipment. On April 2, 1996 the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment. During the first six months of fiscal 1997, the Company was able to sell equipment from its remaining inventory of drilling systems assembled in-house. The Company has issued purchase orders to a number of manufacturers for new FlowMole drilling systems to be delivered in fiscal 1998 and 1999. The second quarter of 1998 was the first opportunity for equipment delivery from the new vendors, and the Company completed an equipment sale in September 1997. Delivery of new drilling systems from the Company's vendors allow the Company to continue selling equipment in the third quarter of fiscal 1998 and beyond.

GROSS PROFIT

Gross profit decreased 27% in the second quarter of fiscal 1998, compared to the same period in fiscal 1997. Gross profit decreased 31% in the first six months of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS.   Gross profit from installation and replacement
services decreased in the second quarter of fiscal 1998 compared to the same period of fiscal 1997. New employees were hired both for drilling crews and for new conventional trenching and cable pulling crews, including employees being trained, in anticipation of the delivery of newly ordered FlowMole equipment. New equipment began to arrive in September 1997. Additional hiring and training expenses, which are generally not offset by new revenues until the new crews are deployed to perform work and trained sufficiently to be productive, reduced gross profit as a percentage of revenue in the second quarter of fiscal 1998. The Company also determined that pricing on certain contracts was adversely affecting fiscal 1998 gross margin. The Company approached several customers for price increases during the second quarter of fiscal 1998, after identifying its least profitable contracts. The Company either obtained price increases or canceled work under those contracts.

Gross profit from repair and restoration services decreased for similar reasons. The Company substantially increased the number of crews involved in the preparation of cables for CableCure injection, including crews starting up new services for location and repair of faults in electric cables. Those services are more labor intensive and generated lower profit margins than injection services. The Company has also negotiated price increases in October 1997 on certain contracts for location and repair of electric faults. In addition, during the first two quarters of fiscal 1998, the Company encountered a high percentage of cables where, after testing by Company crews, it was determined that injection would not be cost-effective. As a result, the amount of CableCure revenues produced per crew decreased, which adversely impacted gross profit for the period.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the second quarter of fiscal 1998 decreased compared to the same period of the prior year due to lower revenue levels. Gross profit for the first six months of fiscal 1998 decreased due to the decreased revenues from equipment sales. Increased levels of personnel in the Company's European service operations combined with slow work release by customers in the second quarter of fiscal 1998 adversely affected on gross profit.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 1% in the second quarter of fiscal 1998, compared to the same period of fiscal 1997. Total operating expenses decreased 1% in the first six months of fiscal 1998 compared to the same period of fiscal 1997. Selling, general and administrative expenses increased 4% and research and engineering expenses decreased 27% compared to the second quarter of fiscal 1997. The relatively small increase in selling, general and administrative expenses in fiscal 1998 was primarily generated by costs associated with the selection of a new management information system, targeted for fiscal 1999 implementation. The lower level of research and engineering expense in fiscal 1998 reflected reduced spending on the Company's Series G Drill from fiscal 1997 levels.

Other income (expense), net, was an expense of $110,000 and $181,000 in the second quarter of fiscal 1998 and the first six months of fiscal 1998, respectively, compared to income of $25,000 and an expense of $16,000 in the same periods of the prior year. This change was a result of increased interest expense due to higher average borrowings on the Company's line of credit.

As a result of the foregoing, the Company recorded a pretax loss of $320,000 in the second quarter of fiscal 1998, compared to pretax income of $522,000 in the same period of fiscal 1997. The Company recorded a pretax loss of $587,000 in the first six months compared to pretax income of $1.2 million in the same period of 1997.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The impact of deductions deferred from prior years and net operating loss carryforwards eliminated substantially all of the Company's income tax provision in the first two quarters of fiscal 1997, due to the provision of a valuation allowance at the end of fiscal 1996 against the full amount of the Company's net deferred tax assets. The Company did not provide for any federal income tax benefit in the first two quarters of fiscal 1998 as it continues to provide a valuation allowance against the full amount of its net deferred tax assets.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded a net loss of $320,000 in the second quarter of fiscal 1998, compared to net income of $516,000 in the same period of fiscal 1997. The Company recorded a net loss of $588,000 in the first six months of fiscal 1998 compared to net income of $1.2 million in the same period of fiscal 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments that are currently being presented by the company as a component of shareholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending March 31, 1999.

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 is effective for the year ending March 31, 1999 and requires restatement of earlier periods presented. The impact of adopting FAS 131 has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had unused sources of liquidity consisting of $770,000 in cash and cash equivalents and an unused balance on its committed line of credit of $3,925,000. This compares to $1,490,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,015,000 at March 31, 1997. Uses of cash during the first half of fiscal 1998 primarily related to capital expenditures of $1.4 million for equipment to expand the Company's capabilities to perform additional auxiliary services, such as equipment for locating and repairing faults in electric cables. The Company also is financing a growing level of working capital, due to rapid growth in North American service operations. The Company anticipates the periodic usage of its line of credit throughout fiscal 1998. The Company anticipates that through cash generated by operations, lease financing of certain purchases of new equipment and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1998.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its services in North America, and is recruiting personnel to expand its capacity. The third quarter of the Company's fiscal year has historically generated its peak revenue levels due to the normal seasonality of work release from utility customers. The Company had received eleven new drilling systems for use in its North American service operations as of October 30, 1997, including four placed into service in September 1997. The Company is scheduled to receive an additional twelve new systems by December 31, 1997. Increased equipment capacity will allow the Company to increase its capacity to perform work. However, the Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. The Company expects to see increased volumes from new customers in calendar year 1998, and some increased volumes from existing customers. The Company expects to continue to rely on a small number of customers for the majority of the Company's North American CableCure revenues, increasing the exposure of the Company to such short-term fluctuations in revenues. See also the discussion under "Risk Factors," below.

This Form 10-Q contains forward-looking statements, in addition to those under the caption "Review and Outlook." Such statements are subject to substantial risk. Actual results may vary materially due to risks and uncertainties inherent in the Company's business, including those described under "Review and Outlook," those described under "Risk Factors," below, and additional factors described in Item 7 of the Company's fiscal 1997 Form 10-K filed with the Securities and Exchange Commission.

RISK FACTORS

   COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring ("FlowMole") services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for installation and replacement services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of these decreases.

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

   FLORIDA SUBCONTRACT NEGOTIATIONS.  The Company is party to an agreement
(the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida
Power & Light. The Company is in a dispute with this subcontractor, over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement while the negotiations continue. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be entitled to a percentage of additional amounts. On October 31, 1997, the Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters (See Part II, Item 1 and Note 6 of Notes to Consolidated Financial Statements included in Part I, Item 1). There can be no complete assurance that the final price settled upon for payments to the subcontractor will not result in an adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light. Based on the footage injected by the subcontractor during the first two quarters of fiscal 1998, management of the Company does not anticipate that the final resolution of this matter will result in a material adverse impact on the results of operations through September 30, 1997, or on the Company's consolidated financial position or liquidity, as of September 30, 1997. The subcontractor may continue injection services until this matter is resolved, which will service to increase the total amount of footage subject to the pricing dispute.

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

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   UTILX Corporation vs. Power Cable Restoration, Inc. and Ronald E. Aleshire
- On October 31, 1997, the Company filed a complaint in Federal District Court in Tampa, Florida against Power Cable Restoration, Inc. ("PCR"), a contractor in Florida with whom the Company has a contract for certain cable injection services for Florida Power & Light through January 2000, and Ronald
E. Aleshire, a principal shareholder in PCR. The complaint alleges certain failures and breaches of contractual obligations and requests declaratory relief and determination that UTILX may terminate its contracts with PCR.
The Company and PCR have an ongoing dispute over the amount to be paid to PCR under its subcontract for certain cable injection services performed subsequent to April 1, 1997. The complaint also requests, among other matters, that the court determine that the price being paid currently by UTILX to PCR is in accordance with the contract between the parties. This case is in its early stages and at this time it is not possible to predict the outcome of this matter (See also Note 6 of Notes to Consolidated Financial Statements included in Part I, Item 1).

   The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these other matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

   ITEM 2.  CHANGES IN SECURITIES

   None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 5.  OTHER

   None.



   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

     10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated September 30, 1997. Filed herewith.

      11.1 Statement Regarding Computation of Per Share Earnings. Filed herewith.

      27.1  Financial Data Schedule.  Filed herewith.


    (b)  Reports on Form 8-K:

         None

                                 UTILX CORPORATION

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UTILX CORPORATION
                                      ---------------------------
                                              (Registrant)


Date: November 6, 1997                    By:/s/ Craig E. Davies
                                          --------------------------------
                                          Craig E. Davies, President and
                                              Chief Executive Officer


Date: November 6, 1997                    By:/s/ Larry D. Pihl
                                          --------------------------------
                                          Larry D. Pihl, VicePresident and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS



      EXHIBIT
      NUMBER           DESCRIPTION
      ------           -----------

       10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated September 30, 1997. Filed herewith.

       11.1 Statements Regarding Computation of Per Share Earnings. Filed herewith.

       27.1    Financial Data Schedule.  Filed herewith.