Form 10-Q
period 1997-12-31
UTILX CORP
filed 1998-02-05
CIK 821361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                           -------------------------------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED
                                  DECEMBER 31, 1997

                           -------------------------------

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

As of December 31, 1997, 7,215,286 shares of Common Stock were outstanding.



                  The total number of pages in this Form 10-Q is 20.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----

                                        PART I

  1.   Financial Statements

       Consolidated Balance Sheet
       December 31, 1997 and March 31, 1997. . . . . . . . . . . . . . .     3

       Consolidated Statement of Operations
       For the Three Months Ended
       December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .     4

       Consolidated Statement of Operations
       For the Nine Months Ended
       December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .     5

       Consolidated Statement of Cash Flows
       For the Nine Months Ended
       December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .     6

       Notes to Consolidated Financial Statements. . . . . . . . . . . .     7

  2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .    11


                                       PART II

  1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    18

  2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . .    18

  3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .    18

  4.   Submission of Matters to a Vote of Security Holders . . . . . . .    18

  5.   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

  6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS

                                  UTILX CORPORATION

                              CONSOLIDATED BALANCE SHEET
                            DECEMBER 31 AND MARCH 31, 1997
                            (IN THOUSANDS, EXCEPT SHARES)
                                     (UNAUDITED)

                                        ASSETS

                                                                      DECEMBER 31     MARCH 31
                                                                      -----------     --------
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $      540     $    1,490
   Accounts receivable, trade, net. . . . . . . . . . . . . . . .         18,511         15,873
   Materials, supplies and inventories. . . . . . . . . . . . . .          9,383          7,715
   Income taxes receivable, net . . . . . . . . . . . . . . . . .            427            469
   Prepaid expenses and other . . . . . . . . . . . . . . . . . .            134            184
                                                                      ----------     ----------
       Total current assets . . . . . . . . . . . . . . . . . . .         28,995         25,731

Equipment and improvements, net . . . . . . . . . . . . . . . . .         10,795          9,446
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .            592            735
                                                                      ----------     ----------
       Total assets . . . . . . . . . . . . . . . . . . . . . . .     $   40,382     $   35,912
                                                                      ----------     ----------
                                                                      ----------     ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank . . . . . . . . . . . . . . . . . . . . .     $    3,460     $      985
   Current portion of capital lease obligations . . . . . . . . .            302              0
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          3,769          3,737
   Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .          4,192          3,764
                                                                      ----------     ----------
       Total current liabilities. . . . . . . . . . . . . . . . .         11,723          8,486

Capital lease obligations, net of current portion . . . . . . . .            837              0
Other long-term liabilities . . . . . . . . . . . . . . . . . . .            790            685
                                                                      ----------     ----------
   Total liabilities. . . . . . . . . . . . . . . . . . . . . . .         13,350          9,171
                                                                      ----------     ----------
Commitments and Contingencies
Stockholders' equity:
   Common Stock, $0.01 par value
       (authorized 25,000,000 shares) . . . . . . . . . . . . . .             72             72
   Common Stock Warrants. . . . . . . . . . . . . . . . . . . . .            936            936
   Additional paid-in capital . . . . . . . . . . . . . . . . . .         17,507         17,390
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          9,075          8,908
   Unearned compensation. . . . . . . . . . . . . . . . . . . . .                            (3)
   Cumulative foreign currency translation adjustment . . . . . .           (558)          (562)
                                                                      -----------    -----------
       Total stockholders' equity . . . . . . . . . . . . . . . .         27,032         26,741
                                                                      ----------     ----------
           Total liabilities and stockholders' equity . . . . . .     $   40,382     $   35,912
                                                                      ----------     ----------
                                                                      ----------     ----------

   Common Stock issued and outstanding. . . . . . . . . . . . . .      7,215,286      7,184,631



                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                         1997          1996
                                                         ----          ----

Revenues . . . . . . . . . . . . . . . . . . . . .   $   22,577    $   16,317
Cost of revenues . . . . . . . . . . . . . . . . .       19,354        13,604
                                                     ----------    ----------

   Gross profit. . . . . . . . . . . . . . . . . .        3,223         2,713
                                                     ----------    ----------

Operating expenses:
   Selling, general and administrative . . . . . .        2,167         1,702
   Research and engineering. . . . . . . . . . . .          156           172
                                                     ----------    ----------

       Total operating expenses. . . . . . . . . .        2,323         1,874
                                                     ----------    ----------

Operating income . . . . . . . . . . . . . . . . .          900           839

Other expense, net . . . . . . . . . . . . . . . .         (145)          (27)
                                                     ----------    ----------

Income before income taxes . . . . . . . . . . . .          755           812
Income tax provision (benefit) . . . . . . . . . .            0          (944)
                                                     ----------    ----------

Net income . . . . . . . . . . . . . . . . . . . .   $      755    $    1,756
                                                     ----------    ----------
                                                     ----------    ----------
Earnings per share (Note 2):
   Basic . . . . . . . . . . . . . . . . . . . . .   $      .10    $      .24
   Diluted . . . . . . . . . . . . . . . . . . . .   $      .10    $      .24






                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                         1997          1996
                                                         ----          ----

Revenues . . . . . . . . . . . . . . . . . . . . .   $   62,078    $   46,990
Cost of revenues . . . . . . . . . . . . . . . . .       55,119        38,877
                                                     ----------    ----------

   Gross profit. . . . . . . . . . . . . . . . . .        6,959         8,113
                                                     ----------    ----------

Operating expenses:
   Selling, general and administrative . . . . . .        6,022         5,533
   Research and engineering. . . . . . . . . . . .          443           544
                                                     ----------    ----------

   Total operating expenses. . . . . . . . . . . .        6,465         6,077
                                                     ----------    ----------

Operating income . . . . . . . . . . . . . . . . .          494         2,036
Other expense, net . . . . . . . . . . . . . . . .         (326)          (43)
                                                     ----------    ----------

Income before income taxes . . . . . . . . . . . .          168         1,993
Income tax provision (benefit) . . . . . . . . . .            1          (932)
                                                     ----------    ----------

Net income . . . . . . . . . . . . . . . . . . . .   $      167    $    2,925
                                                     ----------    ----------
                                                     ----------    ----------
Earnings per share (Note 2):
   Basic . . . . . . . . . . . . . . . . . . . . .   $      .02    $      .40
   Diluted . . . . . . . . . . . . . . . . . . . .   $      .02    $      .40







                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                                1997          1996
                                                                                ----          ----
OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    167       $  2,925
    Adjustments to reconcile to net cash provided by (used in)
    operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . .           3,017          2,775
       Other non-cash expenses, net . . . . . . . . . . . . . . . . .              54             48
       Changes in assets and liabilities. . . . . . . . . . . . . . .          (3,704)         1,866
                                                                             ---------      --------

       Total adjustments. . . . . . . . . . . . . . . . . . . . . . .            (633)         4,689
                                                                             ---------      --------

           Net cash provided by (used in) operating activities. . . .            (466)         7,614
                                                                             ---------      --------

INVESTING ACTIVITIES:
   Cost of additions to equipment . . . . . . . . . . . . . . . . . .          (2,936)        (3,358)
   Proceeds from sale of equipment. . . . . . . . . . . . . . . . . .               0             12
                                                                             --------       --------

           Net cash used by investing activities. . . . . . . . . . .          (2,936)        (3,346)
                                                                             ---------      ---------
FINANCING ACTIVITIES:
   Net borrowings (repayments) on note payable. . . . . . . . . . . .           2,475         (2,500)
   Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . .             117             16
   Purchase of Common Stock . . . . . . . . . . . . . . . . . . . . .               0             (1)
   Payments on capital leases . . . . . . . . . . . . . . . . . . . .            (148)             0
                                                                             ---------      --------
           Net cash provided by (used by) financing activities. . . .           2,444         (2,485)
                                                                             --------       ---------

EFFECT ON CASH  FLOWS
  OF FOREIGN CURRENCY TRANSACTIONS. . . . . . . . . . . . . . . . . .               8             (5)
                                                                             --------       ---------

   Net increase (decrease) in cash and cash equivalents . . . . . . .            (950)         1,778

CASH AND CASH EQUIVALENTS:
   Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .           1,490            495
                                                                             --------       --------
   End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .        $    540       $  2,273
                                                                             --------       --------





                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month and nine-month periods ended December 31, 1997 and 1996. The statements should be read in conjunction with the March 31, 1997 audited consolidated financial statements included in the fiscal 1997 Annual Report on Form 10-K.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as net changes in foreign currency translation adjustments that are currently being presented by the Company as a component of stockholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending March 31, 1999.

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

2.   EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement changes the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement was implemented in these financial statements. This statement replaces "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. Earnings per share amounts for prior periods were restated with no effect on previously reported amounts.


Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of Common Stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants. See also Note 7, "Subsequent Events," for information regarding conversion of certain warrants subsequent to December 31, 1997.

Earnings Per Share is calculated as follows:
Basic earnings per common share:                          Three Months Ended             Nine Months Ended
                                                              December 31,                   December 31,
                                                             1997           1996          1997            1996
                                                             ----           ----          ----            ----
Net income                                               $    755      $   1,756       $    167      $   2,925
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

Weighted average common shares outstanding                  7,208          7,178          7,194          7,182
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

Basic earnings per common share                          $    .10      $     .24       $    .02      $     .40
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------


Diluted earnings per common share:                           Three Months Ended             Nine Months Ended
                                                                 December 31,                  December 31,
                                                             1997           1996           1997           1996
                                                             ----           ----           ----           ----
Net income                                               $    755      $   1,756       $    167      $   2,925
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

Weighted average common shares outstanding                  7,208          7,178          7,194          7,182
Stock options and warrants assumed
       exercised - net                                        350            152            350             91
                                                         --------      ---------       --------      ---------

Total diluted shares outstanding                            7,558          7,330          7,544          7,273
                                                         --------      ---------       --------      ---------
                                                         --------      ---------       --------      ---------

Diluted earnings per common share                        $    .10      $     .24       $    .02     $      .40
                                                         --------      ---------       --------     ----------
                                                         --------      ---------       --------      ---------


3.   ACCOUNTS RECEIVABLE

Accounts receivable, trade, net at December 31 and March 31, 1997 consist of the following:

                                                       (In thousands)

                                           December 31, 1997   March 31, 1997
                                           -----------------   --------------

North American customers:
 Completed work not yet billed                  $ 6,117            $  5,396
 Billed but uncollected                          11,058               9,427
International customers                           1,771               1,332
Less allowance for doubtful accounts               (435)               (282)
                                                --------            --------
                                               $ 18,511            $ 15,873
                                               ---------           ---------
                                               ---------           ---------

4.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories at December 31 and March 31, 1997 consist of the following:

                                                       (In thousands)

                                           December 31, 1997   March 31, 1997
                                           -----------------   --------------

Raw Materials and Spare Parts                 $   8,132           $   6,729
Work in Process                                     792                 562
Finished Goods                                      969                 918
Less allowance for potentially obsolete or
  overstocked inventory                            (510)               (494)
                                              ----------          ----------
                                              $   9,383           $   7,715
                                              ---------           ---------
                                              ---------           ---------

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

6.   COMMITMENTS AND CONTINGENCIES

FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida Power & Light in the first quarter of fiscal 1998. The Company is in a dispute with this subcontractor, over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be
entitled to a percentage of additional amounts.   On October 31, 1997, the
Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. There can be no complete assurance that the final price settled upon for payments to the subcontractor will not result in any adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light. Based on the footage injected by the subcontractor during the first three quarters of fiscal 1998, management of the Company does not anticipate that the final resolution of this matter will result in any material adverse impact on the results of operations through December 31, 1997, or on the Company's consolidated financial position or liquidity, as of December 31, 1997.


INTERNAL REVENUE SERVICE EXAMINATION. Pursuant to the completion of an Internal Revenue Service examination of the Company's Federal Income Tax return for fiscal 1994, the Company filed amended income tax returns for fiscal years 1991 through 1995 in December 1996, claiming additional income tax refunds. The Internal Revenue Service has commenced a new examination of these amended returns. As a result, income tax refunds of $518,000, including a refund related to loss carry-backs from fiscal 1996, are being examined and the Company cannot be assured of receiving such refunds until the new examination is completed. The examination is in its early stages and no adjustments have yet been proposed. The Company believes that its calculations will once again be upheld but there can be no assurance that the final outcome of the examination will not result in a material adverse adjustment to the Company's income tax calculations.

CONTRACTUAL COMMITMENTS. As of December 31, 1997, the Company had outstanding purchase orders aggregating approximately $2.5 million for equipment to be delivered no later than fiscal 1999. Also, certain contracts were signed in December 1997 for consulting service related to the installation of new computer software in 1998. These contracts aggregate approximately $1.2 million. Total expenditures required in 1998 to implement the new computer system, including these contracts as well as internal labor, travel, and training costs, are expected to aggregate $2.0 million.

CAPITAL LEASES. During the third quarter of fiscal 1998, the Company acquired approximately $1.3 million of equipment pursuant to capital leases with terms of up to 72 months. The acquisition costs and proceeds from capital leases are netted in the Statement of Cash Flows.

7.   SUBSEQUENT EVENT

On January 29, 1998, the holder of a warrant to acquire 600,000 shares of the Company's common stock at a warrant price of $5.50 per share, exercised the warrant and also exercised the holder's option to put the shares back to the Company at their current value. Based on the closing price of the Company's common stock on January 28, 1998, the Company's net obligation to repurchase the warrant shares is approximately $1.1 million. The Company expects to exercise its option to issue new shares of common stock to satisfy this obligation. The number of shares to be issued will be based on the current share value when the shares are registered with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


                       RESULTS OF OPERATIONS FOR THIRD QUARTER
                                 OF FISCAL YEAR 1998
                              COMPARED TO THIRD QUARTER
                                 OF FISCAL YEAR 1997
                           --------------------------------

REVENUES

Consolidated revenues increased 38% in the third quarter of fiscal 1998, compared to the same period in fiscal 1997. Consolidated revenues increased 32% in the first nine months of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS. Revenues from installation and replacement services, primarily from FlowMole-Registered Trademark- guided boring services in North America increased to $16.7 million in the third quarter of fiscal 1998, compared to $11.1 million in the same period of fiscal 1997. Revenues from repair and restoration services in North America, primarily from CableCure injection services, increased to $4.4 million in the third quarter of fiscal 1998, compared to $4.0 million in the same period of fiscal 1997.

Revenues from installation and replacement services in North America increased to $42.9 million in the first nine months of fiscal 1998 compared to $30.2 million in the same period of fiscal 1997. Revenues from repair and restoration services in North America increased to $14.1 million in the first nine months of fiscal 1998 compared to $11.3 million in the same period of fiscal 1997.

The increased revenues from installation and replacement operations were attributed to increased demand for such services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. The Company added new drilling crews during the third quarter of fiscal 1998, utilizing new equipment delivered near the beginning of the third quarter. Also, the Company has increased the number of crews performing installation and replacement services using conventional trenching methods and added its own crews for pulling cable through conduit installed by its FlowMole crews.

Continued strong demand for repair and restoration services, primarily under "Test, Treat or Replace" contracts, contributed to the increased repair and restoration revenue levels. Revenues also increased due to the addition of new services, such as location and repair of faults in electric cables. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for installation and replacement services. The Company had anticipated even higher levels of such revenues, but customer decisions to delay projects until 1998 resulted in lower than expected growth in such revenues in the third quarter of fiscal 1998. Reasons for such delays included deferral of projects until calendar 1998 budgets became available, prioritization of replacement projects over injection work, and conversion of CableCure-only contracts into Test, Treat or Replace contracts.

INTERNATIONAL OPERATIONS. Revenues from international operations increased to $1.5 million in the third quarter of fiscal 1998, compared to $1.2 million in the same period of fiscal 1997. The increase resulted from sales of FlowMole drilling equipment to customers in Japan. Revenues from international operations decreased to $5.1 million in the first nine months of fiscal 1998 compared to $5.5 million in the same period of the prior year. The decrease resulted from decreased revenues from equipment sales due to the Company's decision to outsource the manufacturing of its equipment, offset in part by growth revenues from European CableCure operations. On April 2, 1996 the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment. During the first six months of fiscal 1997, the Company was able to sell equipment from its remaining inventory of drilling systems assembled in-house, but had little remaining inventory in the third quarter of fiscal 1997. The Company has issued purchase orders to a number of manufacturers for new FlowMole drilling systems to be delivered in fiscal 1998 and 1999. The second quarter of 1998 was the first opportunity for equipment delivery from the new vendors. Delivery of new drilling systems from the Company's vendors allowed the Company to continue selling new equipment in the third quarter of fiscal 1998.

GROSS PROFIT

Gross profit increased 19% in the third quarter of fiscal 1998, compared to the same period in fiscal 1997. Gross profit decreased 14% in the first nine months of fiscal 1998, compared to the same period in fiscal 1997.

NORTH AMERICAN OPERATIONS.   Gross profit from installation and replacement
services increased in the third quarter of fiscal 1998 compared to the same period of fiscal 1997, but declined as a percentage of revenue. In early fiscal 1998, new employees were hired both for drilling crews and for new conventional trenching and cable pulling crews, including employees being trained, in anticipation of the delivery of newly ordered FlowMole equipment. These costs resulted in lower gross profit during the first two quarters of fiscal 1998. New equipment began to arrive in September 1997. The new crews were placed into service which increased gross profit as a percentage of revenue in the third quarter of fiscal 1998, compared to the first two quarters of fiscal 1998. The Company also determined that pricing on certain contracts was adversely affecting fiscal 1998 gross margin. The Company approached several customers for price increases during the second quarter of fiscal 1998, after identifying its least profitable contracts. The Company either obtained price increases or canceled work under those contracts. As a result, better margins were achieved in the third quarter of fiscal 1998.

Gross profit from repair and restoration services decreased as percentage of revenue in the third quarter. In early fiscal 1998, the Company substantially increased the number of crews involved in the preparation of cables for CableCure injection, including crews starting up new services for location and repair of faults in electric cables. Those new services are more labor intensive and generated lower profit margins than injection services. The Company has negotiated price increases in October 1997 on certain contracts for location and repair of electric faults, partially offsetting the higher costs of these services during the third quarter of fiscal 1998. In addition, during the first three quarters of fiscal 1998, the Company encountered a high percentage of cables where, after testing by Company crews, it was determined that injection would not be cost-effective. Also, customer decisions delayed CableCure projects planned for the third quarter of fiscal 1998. As a result, the amount of CableCure revenues produced per available crew decreased, which adversely impacted gross profit.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the third quarter of fiscal 1998 increased compared to the same period of the prior year due to higher revenue levels. Gross profit for the first nine months of fiscal 1998 increased due primarily to the mix of revenues. Revenues from European service operations are typically higher than from international sales of FlowMole equipment and spare parts. In the first nine months of fiscal 1998, European service operations generated 48% of international revenues, compared to only 34% in the first nine months of fiscal 1997. Also, in fiscal 1997, when the Company was selling its remaining inventory of FlowMole equipment assembled in-house, the Company accepted certain equipment sales orders at lower gross margins than were generated in fiscal 1998. See "Review and Outlook", below for a discussion of factors expected to impact future levels of international revenues.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 24% in the third quarter of fiscal 1998, compared to the same period of fiscal 1997. Total operating expenses increased 6% in the first nine months of fiscal 1998 compared to the same period of fiscal
1997.   Selling, general and administrative expenses increased 27% and research and engineering expenses decreased 9% compared to the third quarter of fiscal 1997. The increase in selling, general and administrative expenses in fiscal 1998 was primarily generated by higher profit sharing royalties, owed under the Company's CableCure license agreement, and increased spending on corporate projects designed to support the Company's growth, including costs associated with the selection of a new management information system. The lower level of research and engineering expense in fiscal 1998 reflected reduced spending on the Company's Series G Drill from fiscal 1997 levels.

Other income (expense), net, was an expense of $145,000 and $326,000 in the third quarter and the first nine months of fiscal 1998, respectively, compared to expense of $27,000 and $43,000 in the same periods of the prior year. This change was a result of increased interest expense due to higher average borrowings on the Company's line of credit and on capital leases related to the financing of a portion of the Company's new drilling systems.

As a result of the foregoing, the Company recorded pretax income of $755,000 in the third quarter of fiscal 1998, compared to pretax income of $812,000 in the same period of fiscal 1997. The Company recorded pretax income of $168,000 in the first nine months compared to pretax income of $2.0 million for the same period of 1997.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The impact of deductions deferred from prior years and net operating loss carry-forwards eliminated substantially all of the Company's income tax provision in the first three quarters of fiscal 1997, due to the provision of a valuation allowance at the end of fiscal 1996 against the full amount of the Company's net deferred tax assets. The Company did not provide for any net federal income tax benefit in the first three quarters of fiscal 1998 as it continues to provide a valuation allowance against the full amount of its net deferred tax assets.

In the third quarter of fiscal 1997, the Company filed several amended Federal income tax returns and expects to recover greater income tax refunds from prior years than had been projected. The amendments resulted from the conclusion of an Internal Revenue Service examination of the Company's fiscal 1994 return, allowing the immediate deductibility of certain royalty payments made in that year. The Company accordingly reported an $850,000 income tax benefit in the third quarter of fiscal 1997. Additional income tax benefits in the third quarter of fiscal 1997 reflect the recovery of foreign income taxes paid in prior years. See also Note 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 relating to the examination of the Company's amended tax returns and the possible impact on certain refunds not yet received by the Company.

NET INCOME

As a result of the foregoing, the Company recorded net income of $755,000 in the third quarter fiscal 1998, compared to net income of $1,756,000 in the same period of fiscal 1997. The Company recorded net income of $167,000 in the first nine months of fiscal 1998 compared to net income of $2.9 million in the same period of fiscal 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments that are currently being presented by the company as a component of stockholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending March 31, 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 is effective for the year ending March 31, 1999 and requires restatement of earlier periods presented. The impact of adopting FAS 131 has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had unused sources of liquidity consisting of $540,000 in cash and cash equivalents and an unused balance on its committed line of credit of $6,540,000. This compares to $1,490,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,015,000 at March 31, 1997. Uses of cash during the first three quarters of fiscal 1998 primarily related to capital expenditures of $2.9 million for equipment to expand the Company's capabilities to perform additional auxiliary services, such as equipment for locating and repairing faults in electric cables. The Company also is financing a growing level of working capital, due to rapid growth in North American service operations. However, during the third quarter of fiscal 1998, improved collections of accounts receivable allowed the Company to reduce its level of short-term borrowing.

Capital expenditures in the nine months ended December 31, 1997 included $371,000 for initial software license fees associated with the Company's plan to replace virtually all of its management information systems with new enterprise-wide software. Total expenditures are anticipated to be between $2 million and $3 million, including internal labor costs. The impact of these expenditures will be approximately a $300,000 increase in operating expenses annually, beginning in fiscal 1999. However there can be no assurance that the Company will not determine that it is necessary to incur additional expenditures, which could be material. See also YEAR 2000 COMPLIANCE, under "Risk Factors", below.

The Company ordered 55 new drilling systems (consisting of a FlowMole drill and a field power unit) in early 1997 and began taking delivery of such new systems in September 1997. 34 drills and 24 field power units had been delivered as of December 31, 1997, and the Company will be required to accept delivery of the remaining drilling systems by the end of fiscal 1999. Total committed expenditures for such equipment to be delivered after December 31, 1997 was approximately $2.5 million. Certain field power units purchased prior to December 31, 1997 were financed through capital leases, aggregating approximately $1.3 million. Because of adverse development affecting the general economy in many Asian countries, the Company may be required to pay for drilling systems in advance of opportunities to sell those drilling systems or to place them into service in North American operations. Although Company management currently expects growth in North American service operations to be sufficient to utilize the remaining drilling systems, there can be no assurance that customers will not seek to cancel or delay planned projects, or that other factors might prevent the Company from achieving its growth objectives.

The Company utilizes operating leases to finance the purchase of vehicles and other construction equipment. Although the Company has two lease facilities currently available, there can be no assurance that these leasing companies will continue to offer the Company such lease facilities, or that market conditions will not adversely affect the cost of such leases.

The Company anticipates the periodic usage of its line of credit throughout fiscal 1998. The Company anticipates that through cash generated by operations, lease financing of certain purchases of new equipment and the periodic use of its credit facility, it will be able to meet its cash requirements through at least fiscal 1998.

REVIEW AND OUTLOOK

The Company is experiencing strong demand for its services in North America, and is recruiting personnel to expand its capacity. However, the Company's revenue levels and the weighted average number of FlowMole systems in operation on any given day are also affected by factors which include weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. The Company's contracts typically allow for cancellation by the customers on relatively short notice. Therefore, sudden changes in demand may have an immediate adverse impact on the Company's revenue levels. The Company expects to see increased volumes from new customers in calendar year 1998, and some increased volumes from existing customers.
However, the Company does not expect year-over-year growth in the immediate future to be as high as the growth rate in the second and third quarters of fiscal 1998. Seven customers who utilize the Company's services for both cable replacement and cable repair and restoration services, primarily under "Test, Treat or Replace' contracts, accounted for 43% of the Company's consolidated revenues for the three months ended December 31, 1997. Also, the Company expects to continue to rely on a small number of customers for the majority of the Company's North American repair and restoration revenues, increasing the exposure of the Company to such short-term fluctuations in revenues. See also the discussion under "Risk Factors," below.

The Company generated $504,000 in revenues from sales of FlowMole drilling equipment to customers in Asia during the three months ended December 31, 1997. Due to adverse developments affecting the general economy in many Asian countries, the Company does not expect significant levels of such equipment sales in the foreseeable future. However, since the Company's largest markets for equipment sales in Asia are Japan and Taiwan, countries less adversely impacted by economic factors than other Asian countries, the Company does expect to continue to complete some level of equipment sales. Also, the Company's Korean CableCure licensee has temporarily suspended much of its operations. Revenue from Korean CableCure activities was not material in the nine months ended December 31, 1997. See also the discussion above listed under "Liquidity and Capital Resources" regarding the Company's contractual obligations to purchase additional drilling systems for sale or for internal operations.

The Company expects to incur an increased level of operating expenses during the fourth quarter of fiscal 1998. The primary cause of the increase will be costs associated with the planning and design of a new enterprise-wide management information system. Other costs related to continued recruiting of management personnel for North American operations and temporary costs related to relocation of the Company's corporate headquarters and central warehouse to a new building, expected to be completed in the first quarter of fiscal 1998. Lower facilities costs in the new, smaller headquarters are expected to partially offset the higher annual expenses of the new computer software in fiscal 1999 and later years. See also discussion of capital expenditures under "Liquidity and Capital Resources," above.

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

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, one customer generates a significant portion of the Company's consolidated revenues, and a small number of customers generate more than half of its CableCure revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits. Such factors resulted in deferrals of significant CableCure projects scheduled for the third quarter of fiscal 1998.

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

     FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida Power & Light in the first quarter of fiscal 1998. The Company is in a dispute with this subcontractor, over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be
entitled to a percentage of additional amounts.   On October 31, 1997, the
Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. (See Part II, Item 1 and Note 6 of Notes to Consolidated Financial Statements included in Part I, Item 1). There can be no complete assurance that the final price settled upon for payments to the subcontractor will not result in any adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light. Based on the footage injected by the subcontractor during the first three quarters of fiscal 1998, management of the Company does not anticipate that the final resolution of this matter will result in any material adverse impact on the results of operations through December 31, 1997, or on the Company's consolidated financial position or liquidity, as of December 31, 1997. The subcontractor may continue injection services until this matter is resolved, which will serve to increase the total amount of footage subject to pricing disputes.

     YEAR 2000 COMPLIANCE. The Company has determined that many of its computer software applications do not accurately adjust for the Year 2000. The Company has determined that it will replace virtually all of its management information systems with new enterprise wide software. The software selected is certified by the vendor to be Year 2000 compliant. The implementation of the new system
is scheduled for no later than the third quarter of fiscal 1999.   See also
discussion of capital expenditures under "Liquidity and Capital Resources", above.

     The Company has begun contacting its major vendors and customers to obtain their assurance that systems affecting the Company are Year 2000 compliant. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. The Company has also analyzed its equipment and its operations and has not identified any processes that depend upon software that is date sensitive or otherwise subject to risks associated with the Year 2000. See also discussion of capital expenditures under "Liquidity and Capital Resources", above.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1998 or fiscal 1999.

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the British Pound Sterling and the German Deutschemark.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     UTILX CORPORATION VS. POWER CABLE RESTORATION, INC. AND RONALD E. ALESHIRE
- On October 31, 1997, the Company filed a complaint in Federal District Court in Florida against Power Cable Restoration, Inc. ("PCR"), a contractor in Florida with whom the Company has a contract for certain cable injection services for Florida Power & Light through January 2000, and Ronald E. Aleshire, a principal shareholder in PCR. The complaint alleges certain failures and breaches of contractual obligations and requests declaratory relief and determination that UTILX has sufficient grounds to terminate its contracts with PCR. The Company and PCR have an ongoing dispute over the amount to be paid to PCR under its subcontract for certain cable injection services performed subsequent to April 1, 1997. The complaint also requests, among other matters, that the court determine that the price being paid currently by UTILX to PCR is in accordance with the contract between the parties. In December 1997, the
defendants filed a Motion for Dismissal and a Motion to Transfer Action.    In
January 1998, defendants' Motion to Transfer Action to the Southern District of Florida was granted. The court is expected to rule on the defendants' Motion for Dismissal in early 1998. This case is in its early stages and at this time it is not possible to predict with certainty the outcome of this matter (See also Note 6 of Notes to Consolidated Financial Statements included in Part I,
Item 1).

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

     None.

     ITEM 5.  OTHER

     None.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1      Financial Data Schedule.  Filed herewith.

          10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated November 10, 1997. Filed herewith.

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


                                               UTILX CORPORATION
                                        ---------------------------------
                                                  (Registrant)


Date: February 3, 1998                     By: /s/ Craig E. Davies
                                               --------------------------
                                               Craig E. Davies, President and
                                                   Chief Executive Officer


Date: February 3, 1998                     By: /s/ Larry D. Pihl
                                               --------------------------
                                               Larry D. Pihl, Vice President
                                                   and Chief Financial Officer

                                  UTILX CORPORATION


       As Filed with the Securities and Exchange Commission on February 5, 1998

                                                              File No. 0-16821

    ----------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                ---------------------

                                       EXHIBITS

                                          TO

                              QUARTERLY REPORT FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                        UNDER

                         THE SECURITIES EXCHANGE ACT OF 1934


                                ---------------------



                                  UTILX CORPORATION

                                  INDEX TO EXHIBITS



 Exhibit
 Number             Description
 -------            -----------

  27.1              Financial Data Schedule.  Filed herewith.

  10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated November 10, 1997. Filed herewith.