Form 10-K
period 1998-03-31
UTILX CORP
filed 1998-06-24
CIK 821361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                           ------------------------------

                                     FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE FISCAL YEAR ENDED
                                   MARCH 31, 1998

                                 UTILX CORPORATION
                           COMMISSION FILE NUMBER 0-16821

                    DELAWARE                           91-1171716
            (State of Incorporation)         (I.R.S. Identification Number)

               22820 RUSSELL ROAD
                 P. O. BOX 97009
          KENT, WASHINGTON  98064-9709                 (253) 395-0200
     (Address of Principal Executive Offices)        (Telephone Number)
                       --------------------------------------

         Securities registered pursuant to Section 12(b) or (g) of the Act:

                            COMMON STOCK, .01 PAR VALUE
                                (Class of Security)

                       --------------------------------------

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days. Yes X No
                   -    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 2, 1998, 7,407,760 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price quoted by the Nasdaq National Market on that date, was $37,964,770.

Information from Registrant's definitive Proxy Statement, which involves the election of directors and which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, the close of Registrant's 1998 fiscal year, is incorporated by reference into Part III hereof.


                 The total number of pages in this Form 10-K is 48.

                         See Index to Exhibits on page 45.

                                  TABLE OF CONTENTS



   ITEM
   ----

                                        PART I
     1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

     2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

     3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .14

     4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .15


                                      PART II

     5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .15

     6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .16

     7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . .17

     8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .26

     9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . . . .44


                                      PART III

     10.  Directors and Executive Officers of the Registrant . . . . . . . . .44

     11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .44

     12.  Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . . . .44

     13.  Certain Relationships and Related Transactions . . . . . . . . . . .44


                                      PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .44

                                       PART I


ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements within the following description of the business of the Company and else wherein this Form 10-K constitute "forward-looking statements" that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions and strategies about the future. The words "believes," "anticipates," "expects," "intends," "plans'" "estimates," variations on such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from those projected or anticipated by the statements made by the Company. Factors that could affect the Company's actual results include, among other things, the competitive pressures, weather, regulatory and other matters affecting the utilities industry in general. See "Important Risk Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as the result of new information, future events or otherwise, or release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipted events.

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

THE FLOWMOLE DRILLING SYSTEMS

     The FlowMole drilling systems are self-contained and mobile and include a dolly-mounted unit that can be maneuvered into areas often inaccessible to backhoes. The work itself generally consists of job planning, site preparation, drilling, locating and steering, reaming, utility installation and restoration. The FlowMole drilling systems typically consist of five major components: (i) the field power unit, consisting of a truck containing various power generating components, which supplies drilling fluid and hydraulic and electrical power;
(ii) the dolly-mounted drilling unit, consisting of the drill head, drill pipe and steering controls, which drills tunnels and pulls in cable and pipe; (iii) the locating equipment which consists of an electromagnetic position-monitoring device that receives signals from a transmitter inside the drill head and identifies the position of the drill head; (iv) when required, the spoils removal equipment, which is a truck-mounted spoils vacuum tank that removes displaced soil and fluid; and (v) the safety equipment, which includes a proprietary grounding and alarm system and which provides warning and protection to the operators.

     The FlowMole guided drilling process usually begins with workers digging small pits at the junction points for the cable or utility which is being replaced or installed. The FlowMole drilling unit is positioned behind the starting junction pit and drilling begins at the surface, with the drill head horizontally entering the starting junction pit at the desired depth. The drill head cuts through the soil and is advanced by coupling successive sections of drill pipe which form the drill string. Usually, a technician walking above the drill head with locating equipment relays steering instructions to the technician at the drilling unit controls. By orienting the position of the drill head, this technician controls the direction of the drill head such that the path of the tunnel does not have to be in a straight line or level as the drill head is guided to the ending junction pit. The Company has acquired and developed advanced locating equipment that does not require a technician to stand above the drill string when conditions (e.g., drilling under a riverbed) render standard locating techniques impractical.

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

THE CABLECURE SERVICE

     In September 1991, the Company acquired a worldwide exclusive license from Dow Corning Corporation ("Dow Corning") to market the CableCure process to utilities. There are two different CableCure fluids which may be used to provide the CableCure service. The CableCure XL fluid is a silicone-based restoration fluid that is injected into electrical cables at a transformer or other termination point. The CableCure XL fluid extends the life of electric cables by healing and preventing damage caused by water treeing, a type of progressive failure of the insulation caused by water absorption. In most instances, CableCure XL treatment will be more cost-effective than immediate cable replacement. The CableCure CB fluid is a silicone-based fluid which creates a barrier to moisture and is used in telecommunications and some electric network cables. The CableCure fluid is injected by the Company's specially trained crews, subcontractors and licensees. Dow Corning holds the patents on the CableCure XL and CB fluids. The Company knows of no competing products which either use similar technology or provide comparable benefits. However, there can be no assurance that a competing product is not under development or currently being marketed to select utility customers without the Company's knowledge, or that such a product will not be developed in the future.

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

     The use of CableCure fluids to extend cable life will reduce the size of the potential market for cable replacement available for FlowMole services and the services of the Company's guided drilling competitors. The Company believes, however, that it is able to offset any such reduction and expand the market for its services by offering the CableCure service to current customers as an additional service and to potential customers as a special service that distinguishes the Company from its competitors. For example, the Company offers a "Test, Treat or Replace" service combining both FlowMole and CableCure services. "Test, Treat or Replace" service provides for the evaluation of deteriorating cables ("Test") as suitable injection candidates, and injection with CableCure fluid ("Treat") or replacement of cables ("Replace") evaluated as unsuitable for injection or where injection has been unsuccessful.

     In May 1995, Dow Corning filed for protection under Chapter 11 of the United States Bankruptcy Code and began to operate as a debtor in possession.
To date, Dow Corning has not filed any motion to assume or reject the exclusive license agreement with the Company. The Company is unaware of any orders in the bankruptcy court to date which pertain to the exclusive license agreement. Management of Dow Corning has repeatedly indicated to the Company that it intends to continue conducting business with the Company, and the Company is currently unaware of any facts which would lead it to believe that Dow Corning intends to attempt to discontinue the relationship. The Company's rights under the exclusive licensing agreement will eventually be determined in the bankruptcy proceeding. See also "Dow Corning Corporation" under "Important Risk Factors Regarding Forward-Looking Statements" included in Part II, Item 7.

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

     Since the Company pioneered trenchless drilling technology for applications in the utility industry in 1985, the market place has undergone a major transformation. In those early years, utility customers had to be educated as to the relative benefits of trenchless drilling. Today, many contractors offer trenchless services, and the market has accepted trenchless technology to such an extent that it is now specified on certain jobs. In addition, the Company believes that there is a gradual and continuing trend among utilities to outsource services in order to become more efficient, which the Company believes has the potential to benefit the Company by increasing the pool of available projects. Such outsourcing is frequently accomplished through an open, competitive bidding process between qualified suppliers to the utility customer. The Company also believes that there is a gradual and continuing trend among utilities to reduce the number of contractors with which it directly negotiates business, requiring contractors to offer both trenchless and traditional trenching capabilities. The Company is currently expanding its capabilities to provide trenching and other services to benefit from those trends.

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

     GAS UTILITIES. The Company's second largest market segment currently is the installation of natural gas pipe in developed but previously unserved areas, where trenchless installation is cost-effective in most circumstances. During fiscal 1997 and 1998, the Company increased its ability to offer full-service gas pipe installations, including fusion of installed pipe to existing mains, installations of residential service lines, and pressure testing. However, in March 1998, the Company terminated its contracts with its largest gas utility customer, Washington Gas Light Company and accordingly anticipates that revenues from the gas segment will decline substantially in fiscal 1999. The Company believes that gas utilities will continue to market expansion of their services into unserved areas, creating more demand for the Company's FlowMole services. The Company believes it can distinguish itself from competitors for this work based on the quality of its service, particularly in terms of quick response to installation orders. The Company also offers the option of installation by traditional trenching methods when necessary to expedite response to installation orders involving rocky or very hard soil, or when its gas customers prefer that service option.

     TELECOMMUNICATIONS. The Company's third largest market segment in fiscal 1998 was the telecommunications industry, where the volume of direct-buried telecommunications cable exceeds the volume of direct-buried electric cable. Despite the larger potential telecommunications market, several factors differentiate the industry from the electric utility industry and serve to reduce the available market for the Company's services. These factors include lower telephone cable failure rates, a lower price for telecommunications replacement projects, smaller project size, and the practice of some telecommunications companies to contract with sole source providers who possess both overhead and underground installation capabilities. Notwithstanding these conditions, the Company has had some success in penetrating this market by increasing its productivity, competing primarily for larger installation projects, and subcontracting to sole source providers. The Company is also marketing CableCure CB to the telecommunications industry. The Company expects the telecommunications segment to become its second largest market in fiscal 1999. See "North America Marketing and Sales" included in Part I, Item 1.

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

     SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing
its CableCure services at certain times of the year.   Such factors severely
impacted the Company's operations in the fourth quarter of fiscal 1998. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1999.

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

INTERNATIONAL OPERATIONS

     The Company's international operations include both sales and licensing of product as well as direct performance of services. The Company sells its FlowMole drilling systems and spare parts to businesses in Europe, Asia and South America. The Company also offers underground utility installation services in the United Kingdom and CableCure injection services in Europe. In addition, the Company has licensed firms to provide CableCure injection services in Korea and certain countries in Scandinavia. On a selective basis, the Company may also choose to send its own crews to perform FlowMole or CableCure services internationally. Operations in Europe are headquartered in Corby, Northamptonshire, England and are conducted through the Company's wholly-owned subsidiary, FlowMole Limited. For a discussion of revenues, net income and assets with respect to international operations, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the British Pound Sterling and the German Deutschmark. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.


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

     As trenchless installation has become more accepted in the Company's primary markets and more competitors employ such methods, the Company's sales approach for FlowMole services has focused on differentiating the Company's services from those of other trenchless installation contractors and introducing the customer to the CableCure service as an alternative to cable replacement.
An increasing and substantial amount of trenchless work is being awarded through competitive bidding processes. This new practice is commonplace in both the telecommunications industry and the utility industry. A significant portion of the Company's projects in fiscal 1998 were obtained through competitive bidding.

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

     In fiscal 1998, the Company provided services to 238 customers in North America. Those customers included 155 electric, 11 gas and 29 other utilities in
addition to 27 telecommunications companies.   In fiscal 1998, sales to Florida
Power & Light Company ("Florida Power & Light") and Washington Gas Light Company amounted to 31% and 10%, respectively, of the Company's consolidated revenues. Twelve utilities, including Florida Power & Light, contract with the Company for both FlowMole and CableCure service; sales to such customers amounted to 47% and 25% the Company's consolidated revenues in fiscal 1998 and 1997, respectively. See Note 2 of Notes to Consolidated Financial Statements included in Part II,
Item 8. For a discussion of revenues, net income and assets with respect to North American Operations, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

     Operations in North America are divided into three major regions with 15 operations and service centers that have provided the Company's services to customers in 35 states and one province of Canada since the beginning of fiscal 1998. The Company is in the process of reorganizing its rapidly growing Southeast region into three separate regions as part of a program to increase management oversight and control of its operations centers. These centers operate with a high degree of autonomy and are responsible for performing utility services and managing day-to-day sales activities. Each center's field operations staff coordinates operations, including, on occasion, the movement of staff and equipment between operations centers to balance workload. FlowMole drilling system crews are based in these operations centers and typically consist of a crew manager with overall job responsibility, a field technician, and one or more assistants. CableCure injection crews are based at eight of these operations centers, with each injection crew consisting of two to four members. Since capital equipment requirements for CableCure injection crews are insignificant, the Company's capacity to perform injection services is largely a function of hiring and training qualified employees. A crew from an existing operations center generally provides service to customers in new areas on a remote basis. If a sufficient level of work develops in an area, the Company opens an operations center for that area. A significant portion of the Company's profitability is attributable to the productivity of its field crews. The Company expends a significant amount of time and resources on educational and training programs to maintain and improve the quality of its service and to promote safety. The Company has an incentive compensation system to reward operations managers, crew managers and crew members based on productivity, quality of service, measurements of safety and customer satisfaction.

     As of March 31, 1998, the Company had 118 FlowMole drilling systems currently available in North America. The Company also had a combination of owned and leased equipment (including backhoes, trenchers, and other conventional excavation equipment) to support 43 excavation crews. Such equipment is also available on a monthly or other short term rental basis from a variety of sources which the Company uses to add conventional crews prior to investing in purchase or lease of its own equipment. Many of these crews, as well as other specialized crews, also are equipped to perform gas pipe fusion, termination of electric cables, or other services which the Company may offer to supplement its installation and replacement capabilities.

     The number of fully utilized crews in operation at any one time will be less than the total available due to market factors, downtime, lost time in transit between job sites, weather, manpower availability, planned backup and other related factors. In fiscal 1998, the Company averaged 81 fully utilized drilling and excavation crews in operation and reached a maximum, measured on a monthly basis, of 96 fully utilized drilling and excavation crews in operation.

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

RESEARCH AND ENGINEERING

     The Company's research and engineering department possesses expertise in various disciplines critical to the FlowMole drilling systems, such as machine design, hydraulics, electronics, fluid cutting, drilling and heavy equipment design. The Company does not depend on outside contractors to any substantial degree for expertise in any of these disciplines. Engineers receive feedback from field crews which is used in research and engineering efforts.

     In fiscal 1996, 1997 and 1998, the Company concentrated on the development of prototypes for a new Series G Drilling Unit ("Series G Drill") and upgrades to existing electronics guidance and toolhead locating systems. Field testing of the Series G Drill is expected to continue into fiscal 1999. The Company also introduced a new steering tool in fiscal 1996. Long-term technology plans include more equipment automation to reduce labor costs and advancements in guidance and control.

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

     On April 2, 1996, the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment in order to reduce overhead and inventory levels, as well as to improve operating cash flows. The Company has issued purchase orders to a number of manufacturers for new FlowMole drilling systems to be delivered in fiscal 1999. The Company has at least two suppliers capable of manufacturing each component of the FlowMole drilling system. The Company believes that this will allow it to obtain competitive pricing for equipment and to mitigate any adverse impact of a single supplier's inability to meet delivery schedules or to conform to the Company's quality specifications.

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

The Company is party to an agreement which requires it to utilize a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The Company is currently engaged in litigation with this subcontractor and is seeking the right to terminate the agreement. There can be no assurance that there will not be a service disruption due to issues arising from capacity constraints of the subcontractor, or other issues arising from this relationship. See also "Legal Proceedings" included in Part I, Item 3, and FLORIDA SUBCONTRACT NEGOTIATIONS under "Important Risk Factors Regarding Forward-Looking Statements'' included in Part II, Item 7.

PATENTS, LICENSES AND TRADEMARKS

     The Company attempts to preserve its proprietary technology through patent filings and, in the United States, by providing services rather than making unrestricted sales of equipment. In June 1987 and November 1988, the Company was granted U.S. patents covering certain principal features of the FlowMole fluidjet drilling system. The Company has also been granted a number of U.S. and foreign patents related to drilling technology and electronics associated with locating and sensing. To date, the Company has been granted a total of 11 patents in the United States relating to underground drilling. Applications for what the Company believes are its most valuable patents have also been filed in the foreign countries which the Company has identified as most important to its current and prospective operations. Due to recent amendments to U.S. patent laws, patents granted by the United States Patent and Trademark Office generally expire 20 years from filing. The Company's first patent will expire in 2004.
In addition to protecting its technology with patents, the Company follows procedures designed to preserve trade secrets.

     The Company has obtained trademark registrations in the United States and certain foreign countries for the trademarks "UTILX," "FlowMole" and "CableCure" and in the United States for the trademarks "GuideDril,"
"FlowCator,"   "The Service You Can't See" and "Test, Treat or Replace."

     In September 1991, the Company purchased the exclusive rights to market the CableCure process to utility companies and other related assets pursuant to an Exclusive License and Distribution Agreement with Dow Corning. The agreement terminates when all patents subject to the agreement, including patents granted after the commencement of the agreement, have expired or upon other events specified in the agreement. The patent on the original CableCure fluid ("2-2614 fluid") developed by Dow Corning expires in 2005. The patent on CableCure XL fluid, which the Company believes significantly out performs the 2-2614 fluid, expires in 2011. The Company is continually engaged in research aimed at advancing its fluid technology and expects to seek additional patents when appropriate. For a discussion of the terms of the Exclusive License and Distribution Agreement, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of the CableCure business, see "The CableCure Service" included in Part I, Item 1.

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

COMPETITION

     UTILX provides FlowMole services in the United States and the United Kingdom, provides CableCure services in the United States, Canada and Europe, has licensed the CableCure injection service in Korea and Scandinavia, and sells equipment outside the United States.

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

     Price competition in the market for utility installation services and in international markets for equipment sales is primarily a result of the increasing availability and quality of guided drilling equipment from other equipment manufacturers. The Company believes that continued improvements in guided drilling equipment on the part of the Company and other manufacturers will serve to increase both the demand for guided drilling services and equipment and the price competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation," in Part II, Item 7 for a discussion of the effects of competition on financial performance.

GOVERNMENT REGULATIONS

     Federal, state and local provisions, including the laws of foreign countries in which the Company operates, regulating construction, land use or the protection of the environment, workplace safety and health are the principal governmental regulations affecting the Company. To date, such regulations have not had a material adverse impact on the Company's operations. The Company's manufacturing processes are limited in scope and the Company believes that hazardous waste generated by the manufacturing process is disposed of in compliance with applicable laws. The bentonite drilling fluid which the Company uses in the FlowMole drilling process is an inert substance, the use of which is not generally restricted by environmental laws. The CableCure service utilizes substances which are not generally subject to regulation. The Company contracts with a national environmental services company for the disposal of spent CableCure fluid. The Company seeks out local, certified disposal sites for the disposal of excess drilling mud wherever it identifies any regulations regarding such materials. Environmental issues may arise in connection with the risk of drilling in contaminated soil. Those risks arise from disturbing contaminated soil and other risks potentially encountered when providing remediation services at a contaminated site. To date, the Company has not incurred any material liability under state or federal environmental laws or regulations as a result of its work in contaminated soil. However, to the extent that the Company performs services on contaminated sites, it may increase its exposure to potential liability under such laws and regulations. In addition, the Company cannot predict the impact on its operations of future developments such as the improved capability to detect substances in the environment, the adoption of new and increasingly strict environmental laws and regulations, and stricter enforcement of such laws and regulations.

EMPLOYEES

     As of March 31, 1998, worldwide employment of the Company totaled 778 individuals, of which 775 were employed on a full-time, regular basis and 3 were employed in various temporary, part-time and on-call capacities. Of the Company's 751 employees in the United States, 84 were based in Kent, Washington and 667 in regional operations and sales centers. A total of 15 employees were engaged in sales and marketing, 645 in operations, 11 in manufacturing, 7 in research and engineering, and 51 in general and administrative functions. In Europe, 23 were engaged in engineering and operations and 4 were engaged in sales and general and administrative functions. Currently, the Company is a party to collective bargaining agreements covering approximately 18 employees with labor organizations in Illinois and New York. The Company is considering work in certain other markets and for certain customers which may also require the use of unionized labor.

EXECUTIVE OFFICERS OF THE REGISTRANT

       No family relationships exist between any directors and executive officers of the Company. As of June 1, 1998, the following persons were the executive officers of the Company, who serve at the discretion of the Board and are not elected for a fixed term of office:

     JAMES E. BARTHOLOMEW (age 43) has been Vice President/Northeast Region since March 1994 and was Director of Northeast Operations from February 1991 to March 1994 and New Jersey Operations Manager from April 1985 to January 1991.

     CRAIG E. DAVIES (age 55) has been a director of the Company and President and Chief Executive Officer since April 1994. From May 1993 to April 1994, he was employed by Sithe Energies, a developer, owner and operator of independent electric power generating facilities, most recently as Vice President and Chief Operating Officer. From August 1985 to May 1993, he was President and Chief Executive Officer of North American Energy Services Company, a utility services company, and from April 1987 to November 1992, he served as Chairman of the Board

     RONALD M. DOHR (age 47) has been Vice President/Human Resources since July 1996 and was Director of Human Resources from July 1995. From January 1994 to June 1996, he was self-employed as a human resources and organizational consultant. From September 1986 to December 1993, he was employed by NC Machinery Company, a distributor of construction equipment, most recently as Director of Quality and Organizational Development.

     CHARLES W. HUTCHINSON (age 38) has been Vice President/Florida Region since April 1998 and was Vice President/Southeast Region from February 1997 to March 1998, was Director of Southeast Operations from February 1996 to January 1997, and Northern Virginia Area Manager from March 1994 to February 1996. He was employed by Danella S.E. Inc., a construction company, from March 1990 to March 1994, most recently as Vice President and previously as Operations Manager.

     THOMAS L. MARKL (age 50) has been Senior Vice President and Secretary since April 1997. From May 1995 to March 1997 he served as Vice President/Sales and Marketing and Secretary. From June 1994 to May 1995, he served as Vice President/Marketing, and he was elected Secretary in April 1995. In addition, from September 1995 to April 1996, Mr. Markl was responsible for overseeing operations of the Company's Western Region. From March 1986 to April 1994, he was employed by North American Energy Services Company, a utility services company, most recently as its Senior Vice President and previously as its Vice President, Sales and Marketing.

     LARRY D. PIHL (age 39) has been Vice President, Chief Financial Officer and Treasurer since May 1995 and has been Controller since July 1994. From July 1981 to June 1994, he was employed by Coopers & Lybrand L.L.P., an accounting firm, most recently as its Seattle Office Director of Finance, Personnel & Administration, and as Audit Manager.

     SCOTT E. REYNOLDS (age 46) has been Vice President, Western Region since January 1996, and was Director, Western Region from July 1994 to January 1996. From December 1986 to July 1994, he was employed by North American Energy Services Company, a utility services company, as Director of Maintenance and Modification Services.

ITEM 2. PROPERTIES

     The Company has leased a new corporate headquarters and manufacturing facilities of approximately 24,000 square feet located in Kent, Washington, for a ten year period commencing in May 1998. In addition, the Company leases approximately 156,000 total square feet of space for operations and storage purposes in Alabama, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, Ohio, Oklahoma, Virginia and Washington, and approximately 11,000 square feet of space for an operations center in Corby, England. To preserve the flexibility to relocate its operations centers in order to respond to market needs, the Company generally attempts to enter into leases for such facilities ranging from one to three years.

ITEM 3.  LEGAL PROCEEDINGS

     UTILX CORPORATION VS. POWER CABLE RESTORATION, INC. AND RONALD E. ALESHIRE
- On October 31, 1997, the Company filed a complaint in Federal District Court in Florida against Power Cable Restoration, Inc. ("PCR"), a contractor in Florida with whom the Company has a contract for certain cable injection services for Florida Power & Light through January 2000, and Ronald E. Aleshire, a principal shareholder in PCR. The complaint alleges certain failures and breaches of contractual obligations and requests declaratory relief and determination that UTILX has sufficient grounds to terminate its contracts with PCR. The Company and PCR have an ongoing dispute over the amount to be paid to PCR under its subcontract for certain cable injection services performed subsequent to April 1, 1997. The complaint also requests, among other matters, that the court determines that the price being paid currently by UTILX to PCR is in accordance with the contract between the parties. In December 1997, the
defendants filed a Motion for Dismissal and a Motion to Transfer Action.    In
January 1998, defendants' Motion to Transfer Action to the Southern District of Florida was granted.


     In April 1998 the Court denied defendants Motion to Dismiss (with the limited exception of UTILX's prayer for attorneys fees which was dismissed without prejudice). Discovery has progressed with UTILX obtaining production of certain documents of PCR. UTILX was required to file a Motion to Compel Discovery to obtain access to additional records PCR had objected to producing. The Motion to Compel was granted in April 1998 and PCR's Motion for Reconsideration of the Order Compelling Discovery was denied in May 1998. The additional records should be reviewed in June 1998. PCR has requested documents from UTILX. Additionally, UTILX conducted depositions of seven PCR employees in April 1998 and additional depositions are being scheduled for Summer 1998. The Court held a Scheduling Conference on April 27, 1998, and the case has been placed on the two week trial calendar for January 18, 1999. Discovery and other pretrial activities must be completed before then. PCR filed a Motion to Compel Arbitration of a portion of the case (i.e., issues relating to a subcontract for the period from March 1996 to March 1997). UTILX has opposed PCR's Motion to Compel Arbitration and a ruling from the court is expected in June 1998. There is still substantial discovery and trial preparation work to be accomplished and at this time it is not possible to predict with certainty the outcome of this matter (See also note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1.)

     The Company is not a party to other material litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1998.


                                      PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq Stock Market under the symbol "UTLX." The following table sets forth the high and low stock for the Common Stock as quoted on the Nasdaq Stock Market during the quarters indicated. The closing price for the Common Stock on June 2, 1998 as reported on the Nasdaq Stock Market was $5.125.


                                                          HIGH      LOW
                                                        --------  --------
          1998 FISCAL YEAR

          1st Quarter Ending June 30, 1997.........    $  4 7/8  $  3 13/16
          2nd Quarter Ending September 30, 1997....       5 3/8     4
          3rd Quarter Ending December 31, 1997.....       6 7/8     4 3/8
          4th Quarter Ending March 31, 1998........       7 7/8     4 7/8

          1997 FISCAL YEAR

          1st Quarter Ending June 30, 1996.........    $  3 1/8  $  2
          2nd Quarter Ending September 30, 1996....       4 1/4     2 9/16
          3rd Quarter Ending December 31, 1996.....       5 1/2     3 1/4
          4th Quarter Ending March 31, 1997........       5 3/4     4 1/8

     The Company currently intends to retain its earnings to fund the development and growth of its business. The Company has not paid cash dividends on Common Stock to date and does not anticipate doing so in the foreseeable future.

     At June 2, 1998, the number of stockholders of record of Common Stock was 359, which does not include the number of stockholders whose shares were held of record by a broker or clearing agency, but does include such broker or clearing agency as a holder of record.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR FINANCIAL SUMMARY:



                                                                              FOR THE YEARS ENDED MARCH 31,
                                                       ------------------------------------------------------------------------
                                                            1998          1997            1996           1995           1994
                                                            ----          ----            ----           ----           ----
                                                                        (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues . . . . . . . . . . . . . . . . . . . . . . .    $82,464        $64,875        $48,993        $49,717        $49,077
Gross profit . . . . . . . . . . . . . . . . . . . . .      7,346         10,352          6,408          6,744         13,069
Operating income (loss). . . . . . . . . . . . . . . .     (1,568)         2,058         (2,680)        (2,531)         4,079
Income (loss) before income taxes. . . . . . . . . . .     (2,117)         2,022         (2,589)        (2,821)         4,338
Net income (loss). . . . . . . . . . . . . . . . . . .     (2,118)         2,968         (4,489)        (2,022)         3,331

Earnings (loss) per share:
     Basic . . . . . . . . . . . . . . . . . . . . . .      ($.29)        $ 0.41         ($0.62)        ($0.28)         $0.46
     Diluted . . . . . . . . . . . . . . . . . . . . .      ($.29)        $ 0.41         ($0.62)        ($0.28)         $0.46

Weighted average shares outstanding:
     Basic . . . . . . . . . . . . . . . . . . . . . .      7,214          7,180          7,185          7,172          7,105
     Diluted . . . . . . . . . . . . . . . . . . . . .      7,214          7,303          7,185          7,172          7,233

                                                                                    AS OF MARCH 31,
                                                       ------------------------------------------------------------------------
                                                            1998          1997            1996           1995           1994
                                                            ----          ----            ----           ----           ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital. . . . . . . . . . . . . . . . . . . .    $14,252        $16,560        $13,349        $18,073        $18,345

Total assets . . . . . . . . . . . . . . . . . . . . .     43,479         35,912         30,624         35,348         35,761
Capital lease obligations, net of current portion. . .      2,224
Common stockholders' equity. . . . . . . . . . . . . .     24,831         26,741         23,456         28,070         29,648


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of result of operations, liquidity and capital resources includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify such forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. See "Important Risk Factor Regarding Forward-Looking Statements."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                               PERCENTAGE OF REVENUES             PERIOD TO PERIOD PERCENTAGE
                                                                  YEAR ENDED MARCH 31,                 INCREASE (DECREASE)
                                                          -----------------------------------     ---------------------------
                                                           1998           1997           1996        1997-1998     1996-1997
                                                           ----           ----           ----        ---------     ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . .    100.0%         100.0%         100.0%          27.1%        32.4%
Cost of revenues . . . . . . . . . . . . . . . . . . .     91.1           84.0           86.9           37.8         28.0
                                                          -----          -----          -----        -------       ------
Gross profit . . . . . . . . . . . . . . . . . . . . .      8.9           16.0           13.1          (29.0)        61.6
                                                          -----          -----          -----        -------       ------

Operating expenses:
     Selling, general and administrative . . . . . . .     10.0           11.7           17.2            8.5         (9.8)
     Research and engineering. . . . . . . . . . . . .       .8            1.1            1.4           (3.6)         4.2
                                                          -----          -----          -----        -------       ------
     Total operating expenses. . . . . . . . . . . . .     10.8           12.8           18.6            7.5         (8.7)
                                                          -----          -----          -----        -------       ------
Operating income (loss). . . . . . . . . . . . . . . .     (1.9)           3.2           (5.5)        (176.2)       176.8

Other income (expense), net. . . . . . . . . . . . . .      (.7)           (.1)            .2        1,625.0        139.6
                                                          -----          -----          -----        -------       ------
Income (loss) before income taxes. . . . . . . . . . .     (2.6)           3.1           (5.3)        (204.7)       178.1

Income tax expense (benefit) . . . . . . . . . . . . .      (.0)          (1.5)           3.9          100.0        149.8
                                                          -----          -----          -----        -------       ------
Net income (loss). . . . . . . . . . . . . . . . . . .     (2.6%)          4.6%         (9.2)%        (171.4%)      166.1%
                                                          -----          -----          -----        -------       ------
                                                          -----          -----          -----        -------       ------



FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     REVENUES. Consolidated revenues increased approximately 27% due to a 37% increase in revenues from North American installation and replacement services and a 18% increase in North American repair and restoration services, partially offset by a 10% decrease in revenue from international operations.

     Total revenues from North American operations were $76.3 million in fiscal 1998. Revenues from electric utilities, gas utilities and telephone companies constituted 70%, 16% and 6%, respectively of such fiscal 1998 revenues. Revenues from electric utilities increased substantially in fiscal 1998, primarily from the Company's largest customer, Florida Power & Light. Revenues from gas utilities also increased in fiscal 1998 due primarily to expansion on service capabilities to existing customers. In March 1998, due to issues associated with contract pricing and mix of work, the Company terminated its contracts with its largest gas utility customer, Washington Gas Light Company, which accounted for 10% of consolidated revenues in fiscal 1998. Accordingly, revenues from gas utilities are expected to decline in fiscal 1999.

     Revenues from North American installation and replacement services were $58.3 million in fiscal 1998 compared to $42.5 million in fiscal 1997. Increased replacement services for customers under "Test, Treat or

Replace" contracts, particularly Florida Power & Light, accounted for most of this increase. The Company ordered new equipment to add FlowMole drilling systems to its North American operations from new vendors and began to receive deliveries in September 1997. The total number of drilling systems increased from 88 at April 1, 1997 to 118 at March 31, 1998. The Company accordingly increased substantially its capacity to perform installation and replacement services in response to increased customer demand. The Company also increased its capacity to perform traditional trenching services, but eliminated many of those crews in March 1998 due to termination of work for its largest gas utility customer.

     The average price per foot charged for installation and replacement services increased 7% in fiscal 1998 compared to fiscal 1997, reflecting the increased difficulty of work performed, primarily attributed to performing a higher percentage of installation and replacement projects in extremely hard or rocky soil conditions. In the fourth quarter of fiscal 1998, the Company concentrated most of its crews in the Southeastern United States. Usually severe rains and thunderstorms in that region, attributed to "El Nino" weather patterns, adversely affected the Company's revenues in the fourth quarter. Accordingly, the Company's revenues from North American installation and replacement services decreased to $15.5 million in the fourth quarter of fiscal 1998 compared to $16.7 million in the third quarter of fiscal 1998, in spite of an increase in the number of crews available to work.

     The increase in revenues from North American repair and restoration services resulted primarily from the addition of crews equipped to perform repair of faulted underground electric cables for Florida Power & Light, as well as increased levels of CableCure injection services for other customers. Total cable injected in fiscal 1998 increased to 2.5 million feet, compared to 2.2 million feet in fiscal 1997.

     Revenue from the Company's international operations decreased to $6.2 million in fiscal 1998 compared to $7.0 million in fiscal 1997. Lower revenues from sales of FlowMole drilling systems to international customers offset higher revenues from CableCure injection services in Europe. The Company had substantially sold its inventory of drilling systems at the beginning of fiscal 1998 and did not begin to receive new drilling systems from its new vendors until September 1997. The Company was therefore limited in its ability to quote new systems for sale during the first two quarters of fiscal 1998. In the third and fourth quarters of fiscal 1998, sales opportunities to many customers in Asia were limited by weak economic conditions. Demand for CableCure injection services increased as European utilities increased their acceptance of the CableCure technology and the Company increased its marketing efforts.

     GROSS PROFIT. Gross profit, as a percentage of revenues, decreased to 8.9% of total revenues in fiscal 1998 compared to 16.0% of total revenues in fiscal 1997. During the first two quarters of fiscal 1998, gross profit decreased due primarily to investment in employees and equipment to perform new services, including repair of faulted underground electric cables, in addition to hiring and training new employees for FlowMole crews in anticipation of the receipt of new drilling systems, which commenced in September 1997. Also, changes in contract pricing and subsequent changes in the mix of work received from the Company's largest gas utility customer produced a decrease in gross profit as a percentage of revenue. The Company began to improve its gross profit in the third quarter of fiscal 1998 as new drilling equipment was placed into service, utilizing existing employees to form new crews, and the Company renegotiated pricing on a number of contracts to increase gross profit.

     However, in the fourth quarter of fiscal 1998, the Company concentrated approximately three-fourths of its crews in the Southeastern United States. Usually severe rains and thunderstorms in the region, attributed to "El Nino" weather patterns, adversely affected the crews' ability to work. Most of those crews accordingly lost approximately thirty percent of their available workdays. The reduced revenues, coupled with an increased number of crews operating, substantially contributed to lower gross profit. Gross profit in the fourth quarter of fiscal 1998 was also adversely affected by costs to terminate the Company's contracts with its largest gas utility customer. In addition, in the fourth quarter of fiscal 1998, the Company incurred higher than normal expenses for warranty costs, reserves for inventory obsolescence, and a writedown of inventories of parts held for sale, which further reduced gross profit by approximately $985,000.

     The Company experienced a higher gross profit as a percentage of revenue from its international operations in fiscal 1998. The Company earned higher margins on the equipment sales it completed in fiscal 1998. Also, CableCure services in Europe typically generate higher margins than other international revenues, and the increased mix of revenue from such services contributed to the improved gross profit percentage in fiscal 1998.

     OPERATING EXPENSES. The Company's operating expenses increased 7.5% in fiscal 1998 compared to fiscal 1997. Selling, general and administrative expenses increased 8.5% in fiscal 1998, primarily due to increased sales and marketing expenses, as the Company increased its resources to pursue further growth opportunities. In addition, the Company incurred approximately $350,000 in expenses in the fourth quarter of fiscal 1998 related to the design of new enterprise wide computer software expected to be installed in the third quarter of fiscal 1999. Research and engineering expenses decreased 4% compared to fiscal 1997. Lower levels of spending on the Company's prototype Series G Drill than was incurred in fiscal 1997 was the primary cause of the decrease.

     OPERATING INCOME. As a result of the foregoing factors, the Company reported an operating loss of $1,586,000 in fiscal 1998 compared to operating income of $2,058,000 in fiscal 1997.

     OTHER INCOME AND EXPENSE. Net interest expense was $444,000 in fiscal 1998 compared to net interest income of $24,000 in fiscal 1997 as a result of higher average usage of the Company's line of credit and interest expenses on capital leases used to finance some of the Company's purchases of new drilling equipment in fiscal 1998.

     INCOME TAX BENEFIT. The Company reported a provision in fiscal 1996 to provide a valuation allowance against the full amount of its net deferred tax assets. The Company had no Federal or state income tax provision related to United States operations in fiscal 1997 due to realizing the benefits of net operating loss carryforwards and other net deferred tax assets. In addition, the Company reported an $850,000 income tax benefit in fiscal 1997 due to additional refunds from prior years generated as a result of a favorable conclusion of an Internal Revenue Service examination of its fiscal 1994 Federal tax return. Also, the Company recognized $118,000 in tax refunds associated with fiscal 1997 tax losses incurred by its European subsidiary. The Company did not record any income tax benefits against its pretax loss in fiscal 1998 because the Company was in a loss carryforward position at the beginning of fiscal 1998, and continues to provide a valuation allowance against the full amount of its deferred tax assets as of March 31, 1998. On an ongoing basis, the Company would typically expect an effective income tax rate of approximately 40% due to state income taxes and the impact of nondeductible expenses. See
Note 4 of Notes to Consolidated Financial Statements included in Part II, Item
8.

     NET LOSS. As a result of the foregoing factors, the Company recorded a net loss of $2,118,000 in fiscal 1998 compared to net income of $2,968,000 in fiscal 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     REVENUES. Consolidated revenues increased approximately 32%, due to a 27% increase in revenues from North American FlowMole operations and a 96% increase in North American CableCure revenue, partially offset by a 10% decrease in revenue from the Company's international operations.

     Total revenues from North American operations in fiscal 1997 were $57.9 million. Revenues from electric utilities, gas utilities and telephone companies constituted 74%, 19% and 5%, respectively, of such fiscal 1997 revenues. Revenues from electric utilities, including CableCure revenues, increased substantially in fiscal 1997, primarily due to growth from "Test, Treat or Replace" customers. Revenues from gas utilities also increased substantially in fiscal 1997 due to expansion of the Company's ability to offer traditional trenching services and full service installations, including gas pipe fusion.

     FlowMole revenues in fiscal 1997 were $42.5 million, compared to $33.4 million in fiscal 1996 and include both revenue from trenchless and conventional trenching methods of installation and replacement of underground utilities. FlowMole operations accounted for 66% and 68% of consolidated revenues for fiscal 1997 and 1996, respectively. The increase in revenue from FlowMole operations in fiscal 1997 was primarily a result of increased demand for the Company's services. The Company's "Test, Treat or Replace" service option has generated significant increases in replacement work from electric utility customers who were not major FlowMole customers in prior years. In addition, the Company has significantly increased its capabilities to perform gas pipe fusion and to perform installation and replacement services using conventional trenching methods. As a result, revenues from gas utilities contributed a significant portion of the increase in FlowMole revenues. The Company's average price per foot installed or replaced increased 7% in fiscal 1997 compared to fiscal 1996, reflecting the increased complexity of work
performed by the Company.   In the fourth quarter of fiscal 1997, the Company
did not experience the severe winter weather throughout the eastern United States that adversely affected the Company's FlowMole revenues in the fourth
quarter of fiscal 1996.   Consequently, FlowMole revenues in the fourth
quarter of fiscal 1997 were $12.3 million, compared to $7.3 million in the same period of fiscal 1996. As a result of the above factors, the weighted average number of fully utilized FlowMole drilling systems in operation during fiscal 1997 was 59, compared to 46 in fiscal 1996.

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

     Revenue from the Company's international operations decreased to $7.0 million in fiscal 1997, compared to $7.7 million in fiscal 1996. Total revenues from equipment sales were $2.5 million in fiscal 1997 compared to $3.4 million in fiscal 1996. The Company substantially sold its inventory of new equipment in the first half of fiscal 1997. Revenue from service operations in Europe increased in fiscal 1997, partially offsetting the decline in revenue from equipment sales.

     GROSS PROFIT. Gross profit, as a percentage of revenues increased to 16.0% of total revenues in fiscal 1997, compared to 13.1% of total revenues in fiscal 1996. The fixed costs of FlowMole operations are a significant component of total costs, and therefore gross profit as a percentage of revenue improved in fiscal 1997 due to higher revenue levels. Also, the Company restructured its CableCure hiring and training practices in fiscal 1996, and crews began to achieve a high level of improved productivity, measured in terms of feet injected per day, during the second quarter of fiscal 1996, which served to increase gross profit in the second half of fiscal 1996 and in all of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its early growth and the commercial introduction of its services through equipment sale leaseback financing, and the issuance of debt and equity securities, including the sale of Common Stock in an initial public offering in March 1988. Since its initial public offering, the Company has primarily financed its operations through cash flow from operations, cash reserves, leases and periodic usage of its line of credit.

     The Company's cash and cash equivalents totaled $528,000 at March 31, 1998. During fiscal 1998, the Company incurred capital expenditures of approximately $4,438,000 primarily for upgrades and additions to its fleet of drilling equipment and purchases of conventional and other equipment in order to respond to its customers requests for expanded service capabilities. The Company expects to continue the periodic use of its line of credit to meet its short term financing needs, due to seasonal and other factors which impact the carrying amounts of accounts receivable, inventories, accounts payable and accrued liabilities.

     The Company anticipates approximately $5 million in capital and capital-related expenditures in fiscal 1999. Such expenditures include approximately $1.6 million in remaining costs for the installation of new enterprise-wide computer software and hardware, targeted for completion in the third quarter of fiscal 1999. A portion of such expenditures, including user training and data conversion costs, will be charged to general and administrative expenses in fiscal 1999.

     The Company also has ordered FlowMole drilling equipment for delivery in fiscal 1999 with an aggregate acquisition cost of $1.4 million. Other equipment will be ordered during fiscal 1999.

     The Company relies on cash flow from operations and lease financing, in addition to its line of credit, to fund operations. The Company believes that its lease facility and line of credit, together with cash flow from operations, will be adequate to meet its financing needs for the foreseeable future. There can be no assurance, that such facilities will continue to be available on terms acceptable to the Company or at all. The Company's financial performance will be a key factor in determining the availability of such facilities. If either facility became unavailable to the Company, or if the Company is required to seek additional capital to fund anticipated growth, the Company would be required to seek other sources of public or private capital. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to restrict or eliminate plans for expansion and other aspects of its operations.

     At March 31, 1998, the Company had an available bank credit facility of $10,000,000, and an outstanding balance on the facility of $5,245,000. The credit facility expires on January 4, 1999; however, the Company expects to be able to obtain a renewal of the facility or to negotiate a similar facility with another financial institution.

REVIEW AND OUTLOOK

     INSTALLATION AND REPLACEMENT SERVICES. The Company currently owns equipment to field 118 FlowMole systems, and 43 conventional trenching crews. The Company typically plans for excess equipment to allow time for preventive maintenance, matching of equipment to job types, mobilization time, or other equipment downtime factors. The Company expects to sell some new drilling systems to international customers and has flexibility to adjust delivery schedules and to quickly place new systems into service operations if demand arises. The Company also expects to acquire significant amounts of conventional trenching equipment in fiscal 1999, but will use short term rentals to supplement its equipment needs until it chooses to acquire new or used equipment of its own.

     The Company currently plans to increase its personnel to add additional installation and replacement capabilities in fiscal 1999. However, the Company's revenue levels, and the weighted average number of crews in operation on any given day, will be affected by various factors, including weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Important Risk Factors Regarding Forward-Looking Statements", below.

     REPAIR AND RESTORATION SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process, including an increased level of work under "Test, Treat or Replace" contracts. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. See "Competition" under Part I, Item I. The Company's ten largest CableCure customers account for the majority of the Company's CableCure revenues. The Company expects to see increased volumes from new customers in calendar 1998, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under COMPETITION, SEASONAL FACTORS, UTILITIES' BUDGETARY CONSIDERATIONS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

     INTERNATIONAL OPERATIONS. The Company intends to emphasize its service businesses and continuation of its spare parts revenues in future international operations.

     The Company operated five drilling crews in the United Kingdom in fiscal 1998 and 1997. Revenues from drilling operations in the United Kingdom were 27% and 26% of revenue from international operations in fiscal 1998 and fiscal 1997, respectively. Customer orders for United Kingdom drilling services are typically of very short duration, so sudden unanticipated changes in the level of competition or customer demand could have an immediate adverse impact on the Company's operations.

     CableCure services in Europe have been concentrated in Germany and Austria. The Company also has current licensees operating in Korea and Scandinavia. International CableCure revenue levels, primarily from German operations, were approximately $1,750,000 in fiscal 1998 and $1,000,000 in fiscal 1997. The Company is in the process of adding personnel to support expected growth in European CableCure services. Customer acceptance of the CableCure process, however, is proceeding slowly in Europe, as it did in past years in the United States. The Company plans to continue expanding its sales efforts throughout Europe and Asia.

     Spare parts sales accounted for 32% and 23% of revenue from international operations in fiscal 1998 and fiscal 1997, respectively. The Company expects to be able to maintain or increase its spare parts sales, due to the sales of additional new equipment in fiscal 1998 and any such sales in the future

     However, the Company's sales of new drilling systems has declined in the past year due to limited inventories of new equipment available and weakness in the general economy in certain Asian countries, and there can be no assurance that international customers will continue to purchase new equipment or spare parts from the Company.

     OPERATING EXPENSES. The Company plans to add resources for recruiting, training, sales and marketing, and enhanced information systems during fiscal 1999 to support the planned growth in the Company's operations, and accordingly expects operating expenses to increase in fiscal 1999. The exact amount of such increases cannot be projected with certainty.

     The Company has determined that some of its management information systems do not accurately adjust for the year 2000, and has commenced a project to replace its management information systems in its entirety. The software selected is certified by the vendor to be Year 2000 compliant. The implementation of the new system is scheduled for no later than the third quarter of fiscal 1999. See also discussion of capital expenditures under "Liquidity and Capital Resources", above. The Company does not anticipate any material charge to earnings associated with writing off the net book value of capitalized hardware and software costs.

     The Company has begun contacting its major vendors and customers to obtain their assurance that systems affecting the Company are Year 2000 complaint. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. The Company has also analyzed its equipment and its operations and has not identified any processes that depend upon software that is date sensitive or otherwise subject to risks associated with the Year 2000. See also discussion of capital expenditures under "Liquidity and Capital Resources", above.

     The Company is required to pay a royalty to Dow Corning based on the net profits from worldwide CableCure services, as defined in the underlying exclusive license agreement. The level of such provisions for royalty expenditures will increase from fiscal 1998 levels if the projections of improving levels of CableCure revenues are achieved. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

     CAPITAL EXPENDITURES AND OTHER MATTERS. The Company expects to continue to require substantial levels of capital spending. In fiscal 1999, capital spending will emphasize acquisition of new drilling systems, upgrading of existing field power units to support existing Series D Drills, as well as the purchase of additional conventional equipment, such as backhoes, to support customer requirements for increased turnkey capabilities.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 1999.

     OTHER MATTERS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments that are currently being presented by the company as a component of stockholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending March 31, 1999.

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

IMPORTANT RISK FACTORS REGARDING FORWARD LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns, or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, one customer generates a significant portion of the Company's consolidated revenues, and a small number of customers generate more than half of its CableCure revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

     COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The Company's average price per foot drilled or injected in fiscal 1998 increased slightly over its fiscal 1997 results due to increased work difficulty. The overall trend of falling prices for guided boring services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of these decreases.

     SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing its CableCure services at certain times of the year. Such factors severely impacted the Company's operations in the fourth quarter of fiscal 1998. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

     MANAGEMENT OF GROWTH. The Company expects significant internal growth. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth will impose significant additional responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, the Company's financial condition and results of operations could be materially adversely affected.

     AVAILABILITY OF QUALIFIED EMPLOYEES. The Company's ability to provide high-quality services on a timely basis requires an adequate supply of skilled laborers, equipment operators, journeymen linemen and project managers. Accordingly, the Company's ability to increase its productivity and profitability will be limited by its ability to employ, train and retain skilled personnel necessary to meet the Company's requirements. Many companies in the Company's industry are currently experiencing shortages of qualified personnel, and there can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled personnel or that the Company will not have to curtail its planned internal growth as a result of labor shortages.

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

       FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida Power & Light in the first quarter of fiscal 1998. The Company is in a dispute with this subcontractor, over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be
entitled to a percentage of additional amounts.   On October 31, 1997, the
Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. There can be no assurance that the final price settled upon for payments to the subcontractor will not have a material adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light. Based on the footage injected by the subcontractor during the fiscal 1998, management of the Company does not anticipate that the final resolution of this matter will result in any material adverse impact on fiscal 1998 results of operations, or on the Company's consolidated financial position or liquidity, as of March 31, 1998.

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the British Pound Sterling and the German Deutschmark. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations. See
Note 13 of Notes to Consolidated Financial Statements included in Part II, Item
8.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTILX Corporation as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.



Seattle, Washington
May 12, 1998, except as to the information presented in Note 8, for which the date is June 16, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 UTILX CORPORATION

                             CONSOLIDATED BALANCE SHEET
                              MARCH 31, 1998 AND 1997
                           (IN THOUSANDS, EXCEPT SHARES)

                                       ASSETS



                                                                      1998           1997
                                                                      ----           ----
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . .        $   528        $ 1,490
     Accounts receivable, trade. . . . . . . . . . . . . . .         19,720         15,873
     Materials, supplies and inventories . . . . . . . . . .          8,839          7,715
     Income taxes receivable . . . . . . . . . . . . . . . .            433            469
     Prepaid expenses and other. . . . . . . . . . . . . . .            284            184
                                                                    -------        -------
          Total current assets . . . . . . . . . . . . . . .         29,804         25,731

Equipment and improvements, net. . . . . . . . . . . . . . .         13,091          9,446
Other assets, net. . . . . . . . . . . . . . . . . . . . . .            584            735
                                                                    -------        -------
     Total assets  . . . . . . . . . . . . . . . . . . . . .        $43,479        $35,912
                                                                    -------        -------
                                                                    -------        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank. . . . . . . . . . . . . . . . . .        $ 5,245         $  985
     Current portion of capital lease obligations. . . . . .            839
     Accounts payable. . . . . . . . . . . . . . . . . . . .          3,993          3,737
     Other current liabilities . . . . . . . . . . . . . . .          5,475          3,764
                                                                    -------        -------
          Total current liabilities. . . . . . . . . . . . .         15,552          8,486

Capital lease obligations, net of current portion. . . . . .          2,224
Other long term liabilities. . . . . . . . . . . . . . . . .            872            685
                                                                    -------        -------
          Total liabilities. . . . . . . . . . . . . . . . .         18,648          9,171
                                                                    -------        -------

Commitments and Contingencies

Stockholders' equity:
     Common Stock, $0.01 par value
       (authorized 25,000,000 shares). . . . . . . . . . . .             74             72
     Common Stock warrants . . . . . . . . . . . . . . . . .                           936
     Additional paid-in capital. . . . . . . . . . . . . . .         18,469         17,390
     Retained earnings . . . . . . . . . . . . . . . . . . .          6,790          8,908
     Unearned compensation . . . . . . . . . . . . . . . . .                            (3)
     Cumulative foreign currency translation adjustment. . .           (502)          (562)
                                                                    -------        -------
          Total stockholders' equity . . . . . . . . . . . .         24,831         26,741
                                                                    -------        -------

               Total liabilities and stockholders' equity. .        $43,479        $35,912
                                                                    -------        -------
                                                                    -------        -------

     Common Stock issued and outstanding . . . . . . . . . .      7,407,760      7,184,631



            See accompanying notes to consolidated financial statements.

UTILX CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           1998           1997           1996
                                                           ----           ----           ----
Revenues:
     Unrelated customers . . . . . . . . . . . . .       $ 81,574       $ 58,011       $ 40,738
     Related parties . . . . . . . . . . . . . . .            890          6,864          8,255
                                                         --------       --------       --------
       Total Revenues. . . . . . . . . . . . . . .         82,464         64,875         48,993

Cost of revenues . . . . . . . . . . . . . . . . .         75,118         54,523         42,585
                                                         --------       --------       --------
     Gross Profit. . . . . . . . . . . . . . . . .          7,346         10,352          6,408
                                                         --------       --------       --------

Operating expenses:
     Selling, general and administrative . . . . .          8,242          7,594          8,416
     Research and engineering. . . . . . . . . . .            672            700            672
                                                         --------       --------       --------
       Total operating expenses. . . . . . . . . .          8,914          8,294          9,088
                                                         --------       --------       --------

Operating income (loss). . . . . . . . . . . . . .         (1,568)         2,058         (2,680)
                                                         --------       --------       --------

Other income (expense):
     Interest income (expense), net. . . . . . . .           (444)            24            (91)
     Share of FlowMole Environmental Services
       Corporation income. . . . . . . . . . . . .                                           17
     Other income (expense), net . . . . . . . . .           (105)           (60)           165
                                                         --------       --------       --------
       Total . . . . . . . . . . . . . . . . . . .           (549)           (36)            91
                                                         --------       --------       --------

Income (loss) before income taxes. . . . . . . . .         (2,117)         2,022         (2,589)
Income tax expense (benefit) . . . . . . . . . . .              1           (946)         1,900
                                                         --------       --------       --------

Net income (loss). . . . . . . . . . . . . . . . .       $ (2,118)      $  2,968       $ (4,489)
                                                         --------       --------       --------
                                                         --------       --------       --------

Earnings (loss) per share:
     Basic . . . . . . . . . . . . . . . . . . . .       $   (.29)      $    .41       $   (.62)
     Diluted . . . . . . . . . . . . . . . . . . .       $   (.29)      $    .41       $   (.62)
Weighted average number of shares:
     Basic . . . . . . . . . . . . . . . . . . . .          7,214          7,180          7,185
     Diluted . . . . . . . . . . . . . . . . . . .          7,214          7,303          7,185




             See accompanying notes to consolidated financial statements.

                                 UTILX CORPORATION

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                           (IN THOUSANDS, EXCEPT SHARES)




                                                                                                               CUMULATIVE
                                                                                                                FOREIGN
                                    COMMON     COMMON     COMMON    ADDITIONAL                                 CURRENCY
                                    STOCK      STOCK      STOCK      PAID-IN      RETAINED       UNEARNED     TRANSLATION
                                    SHARES     AMOUNT    WARRANTS    CAPITAL      EARNINGS     COMPENSATION    ADJUSTMENT
                                    ------     -----     --------    -------      --------     ------------    ---------

Balance, April  1, 1995            7,185,012   $  72     $  936     $ 17,404     $ 10,429        $  (158)       $  (613)
Stock options exercised                1,200                               1
Repurchase of Common Stock            (2,096)                             (6)
Amortization of unearned                                                                              82
  compensation
Change in cumulative foreign
  currency translation adjustment                                                                                  (202)
Net loss                                                                           (4,489)
                                   ---------   -----      -----   --------      ---------        -------       ---------

Balance, March 31, 1996            7,184,116      72        936       17,399        5,940            (76)          (815)
Stock options exercised               16,700                              41
Repurchase of Common Stock              (407)                             (1)
Amortization of unearned                                                                              24
  compensation
Cancellation of nonvested
  Restricted Stock                   (15,778)                            (49)                         49
Change in cumulative foreign                                                                                        253
  currency
  translation adjustment
Net income                                                                          2,968
                                   ---------   -----      -----   --------      ---------        -------       ---------

Balance, March 31, 1997            7,184,631      72        936       17,390        8,908             (3)          (562)

Stock options exercised               41,000                             146
Repurchase of Common Stock              (345)                             (1)
Exercise of Common Stock Warrant     182,474       2       (936)         934
Amortization of unearned
  compensation                                                                                         3
Change in cumulative foreign
  currency translation adjustment                                                                                    60
Net loss                                                                           (2,118)
                                   ---------   -----      -----   --------      ---------        -------       ---------

Balance, March 31, 1998            7,407,760   $  74      $   0   $ 18,469      $   6,790        $     0       $   (502)
                                   ---------   -----      -----   --------      ---------        -------       ---------
                                   ---------   -----      -----   --------      ---------        -------       ---------




             See accompanying notes to consolidated financial statements.

                                 UTILX CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                   (IN THOUSANDS)



                                                                1998        1997         1996
                                                                ----        ----         ----
OPERATING ACTIVITIES:
  Net income (loss)......................................     $(2,118)     $2,968      $(4,489)
                                                              -------      ------      -------
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization....................       4,441       3,770        3,622
        Deferred income taxes............................          77                    2,121
        Share of FlowMole Environmental Services
             Corporation income..........................                                  (17)
        Net book value of equipment sold.................                                  115
        Other - non-cash expenses (income), net..........         121         (36)         (76)
        Other non-cash expenses (income), net............         123         (36)         (76)
        Changes in:
            Accounts receivable, trade...................      (3,825)     (5,141)         800
            Materials, supplies and  inventories.........      (1,108)        509          263
            Prepaid expenses and other...................        (108)         40          (37)
            Other assets.................................        (104)        (16)         (38)
            Income taxes receivable, net.................         (39)        550         (229)
            Accounts payable.............................         258       1,808         (488)
            Accrued liabilities..........................         680       1,698       (1,399)
                                                             --------     -------     --------
  Total adjustments......................................         395       3,182        4,637
                                                             --------     -------     --------
        Net cash provided by (used in)
           operating activities..........................      (1,723)      6,150          148
                                                             --------     -------     --------
INVESTING ACTIVITIES:
  Cost of additions to equipment.........................      (4,438)     (3,848)      (3,138)
  Proceeds from sale of equipment........................           5         115          183
                                                             --------     -------     --------
        Net cash used in investing
           activities....................................      (4,433)     (3,733)      (2,955)
                                                             --------     -------     --------
FINANCING ACTIVITIES:
  Net borrowing on note payable to bank..................       4,260      (1,515)       2,500
  Net increase in book overdraft.........................       1,213
  Issuance of Common Stock...............................         146          41            1
  Payments on Capital Leases.............................        (434)
  Repurchase of Common Stock.............................          (1)         (1)          (6)
                                                             --------     -------     --------
        Net cash provided by (used in)
           financing activities..........................       5,184      (1,475)       2,495
                                                             --------     -------     --------
EFFECT ON CASH FLOWS OF
 FOREIGN CURRENCY TRANSACTIONS...........................          10          53          (33)
                                                             --------     -------     --------
  Net increase (decrease) in cash and cash
        equivalents......................................        (962)        995         (345)
CASH AND CASH EQUIVALENTS
  Beginning of period....................................       1,490         495          840
                                                             --------     -------     --------
  End of period..........................................     $   528      $1,490     $    495
                                                             --------     -------     --------
                                                             --------     -------     --------




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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company classifies demand deposits, passbook savings accounts and overnight balances as cash and cash equivalents. Other investments such as government/agency bonds, bankers' acceptances and commercial paper are classified as short-term investments. The Company records these investments at amortized cost, which approximates market. The Company uses its line of credit under its cash management system to cover checks presented for payment in excess of cash balances. As of March 31, 1998, the Company had a book overdraft of approximately $1,213,000, which is included in other current liabilities.

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

INCOME TAXES
The Company uses the liability method of accounting for income taxes which requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, net of a valuation allowance as appropriate.

RECOGNITION OF REVENUES AND COSTS
Installation, replacement and restorations services performed by the Company involve thousands of jobs which are typically completed in one week or less. Revenues on such jobs are recognized when each individual billable service is completed. Costs are recorded as incurred. In March 1998 the Company commenced work on a $1.8 million installation contract which was completed in April 1998. Costs were recorded as incurred and revenue was recognized on the percentage of completion basis.

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

EARNINGS PER SHARE
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement changes the computation, presentation and disclosure requirements for earnings per share ("EPS"). This statement was implemented in these financial statements. This statement replaced "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. Earnings per share amounts for prior periods were restated with no effect on previously reported amounts.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of Common Stock and, when dilutive, common stock equivalents outstanding during the period. Common Stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants, net of the number of shares repurchasable on the open market with proceeds from the exercise of such options and warrants. See Note 9.

STOCK OPTION PLANS
The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective for fiscal 1997. FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company elected to continue to apply the provisions of APB 25 in recognizing compensation expense related to stock option plans and to disclose in the footnotes the impact on net income had FAS 123 been adopted for expense recognition purposes. See Note 9.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation, with no effect on previously reported net income (loss), stockholders' equity or cash flows.

NOTE 2 -- SIGNIFICANT CUSTOMERS AND RELATED-PARTY TRANSACTIONS

The Company, in the ordinary course of business, sells its services to Florida Power & Light and Washington Gas Light Company ("Washington Gas"). During fiscal 1998, such sales amounted to approximately $25,614,000 (31% of consolidated revenues) for Florida Power & Light and $8,535,000 (10% of consolidated revenues) for Washington Gas. Amounts due from Florida Power & Light and Washington Gas for services were approximately $11,869,000 and $1,068,000 at March 31, 1998, respectively.

The Company, in the ordinary course of business, also sells its services to Puget Sound Energy, Inc., a utility whose Board of Directors includes two directors who also serve on the Board of Directors of the Company. Such sales amounted to approximately $890,000 and $480,000 in fiscal 1998 and 1997, respectively. Amounts due from Puget Sound Energy, Inc. were $0 and $126,417 at March 31, 1998 and 1997, respectively.

The Company, in the ordinary course of business, also sells its services to Virginia Electric and Power Company ("Virginia Power"), the principal subsidiary of Dominion Resources, Inc. ("Dominion Resources"). During fiscal 1997 and 1996, such sales amounted to approximately $7,847,000 (12% of consolidated revenues), and $7,594,000 (16% of consolidated revenues), respectively. Dominion Capital, Inc. ("Dominion Capital"), also a subsidiary of Dominion Resources, was a shareholder of Company stock in prior years. During fiscal 1996, Dominion Capital transferred its entire holdings of company stock to Trilon Dominion Partners, L.L.C. ("Trilon"), a limited liability company in which Dominion Capital retained an ownership interest. As of December 11, 1996, Trilon sold all of its shares of Company stock in the open market. Revenue from related parties in fiscal 1997 includes approximately $6,384,000 in sales to Virginia Power through December 11, 1996.

FlowMole Environmental Services Corporation ("FESC") was a joint venture, 50% owned by UTILX Corporation. In December 1995, the operation of FESC was terminated. The Company subsequently dissolved the joint venture. Revenue from services performed for FESC in fiscal 1996 amounted to approximately $661,000 and was billed to FESC at the Company's cost of service. In fiscal 1996, the Company recorded income of $17,000 for its share of the earnings of FESC using the equity method of accounting.

In May 1998 the Company moved into a new corporate headquarters pursuant to a ten year lease. One of the Company's directors is an executive officer of the company that owns the building. See Note 11.

NOTE 3 -- ACCOUNTS RECEIVABLE

Accounts receivable, trade at March 31, consist of the following:

                                                   1998             1997
                                                   ----             ----
                                                       (IN THOUSANDS)
 North American customers:
    Completed work not yet billed...........     $  7,299         $  5,396
    Billed but uncollected..................       11,527            9,427
 International customers....................        1,349            1,332
 Less allowance for doubtful accounts.......         (455)            (282)
                                                 --------         --------
                Total                            $ 19,720         $ 15,873
                                                 --------         --------
                                                 --------         --------

NOTE 4 -- INCOME TAXES

The components of income tax expense (benefit) were:

                               1998        1997          1996
                               ----        ----          ----
                                      (IN THOUSANDS)
     Current
       Federal and state...   $    1    $   (827)      $  (320)
       Foreign.............        0        (119)           99
                              ------    --------       -------
                                   1        (946)         (221)

     Deferred
       Federal and state...        0           0         2,121
                              ------    --------       -------
         Total                $    1    $  (946)       $ 1,900
                              ------    --------       -------
                              ------    --------       -------


A reconciliation of income taxes on income (loss) at the federal statutory rate of 34% with the income tax provision (benefit) in the consolidated statement of operations is as follows:

                                                                     1998             1997              1996
                                                                     ----             ----              ----
                                                                                 (IN THOUSANDS)

      Income (loss) before income taxes.......................     $(2,117)          $ 2,022         $ (2,589)
                                                                   --------          -------         --------

      Income tax expense (benefit) at federal statutory rate..     $  (720)          $   687         $   (880)
      State income taxes net of federal tax effect............         (78)               60             (110)
      Tax effect of nondeductible expenses....................         323               241              187
      Change in valuation allowance...........................         522            (1,915)           2,601
      Other...................................................         (46)              (19)             102
                                                                   --------          --------        --------

         Total                                                     $     1           $  (946)        $  1,900
                                                                   --------          --------        --------
                                                                   --------          --------        --------

In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has taken several steps to achieve such levels of future income; however, the success of such efforts is uncertain. Also, the Company has incurred losses in two of its past three fiscal years. Accordingly, management is currently unable to conclude that realization of the net deferred tax assets is more likely than not. Therefore, the Company recorded a valuation allowance of $1,208,000 and $686,000 against the full amount of its net deferred tax assets as of March 31, 1998 and 1997, respectively. The estimate will be updated on a quarterly basis.

In the third quarter of fiscal 1997, the Company filed several amended Federal income tax returns. The amendments resulted from the conclusion of an Internal Revenue Service examination of the Company's fiscal 1994 return, allowing the immediate deductibility of certain royalty payments made in that year. The Company accordingly reported an $850,000 income tax benefit in the third quarter of fiscal 1997. Additional income tax benefits in the third quarter of fiscal 1997 reflect the recovery of foreign income taxes paid in prior years.

The Internal Revenue Service has commenced a new examination of the Company's amended returns for fiscal 1991 through 1995. As a result, income tax refunds of $518,000, including a refund related to loss carry-backs from fiscal 1996, are being examined and the Company cannot be assured of receiving such refunds. The examination is in its early stages and no adjustments have yet been proposed. There can be no assurance that the final outcome of the examination will not result in a material adverse adjustment to the Company's income tax calculations.


The computation of the net deferred tax asset (liability) at March 31, is as follows:

                                                                                     1998              1997
                                                                                     ----              ----
                                                                                         (IN THOUSANDS)
          Deferred tax assets:
              Accruals for claims and expenses not
                 currently deductible.....................................          $    912         $    604
              Inventory reserves, net.....................................               327              197
              Accounts receivable reserve, net............................                80               96
              Net operating loss carry forwards (expiring fiscal 2013)....               502              252
              Alternative minimum tax credit carry forwards...............                 0               50
              Other  .....................................................                52              204
                                                                                    ---------        --------
              Total deferred tax assets...................................          $  1,873         $  1,403
                                                                                    ---------        --------

              Current.....................................................          $  1,319         $    897
              Long-term...................................................               554              506
                                                                                    ---------        --------
                                                                                    $  1,873         $  1,403
                                                                                    ---------        --------
                                                                                    ---------        --------

          Deferred tax liabilities:
              Basis difference for equipment and improvements.............          $   (518)        $   (603)
              Other.......................................................              (147)            (114)
                                                                                    ---------        --------
              Total deferred tax liabilities..............................          $   (665)        $   (717)
                                                                                    ---------        --------
                                                                                    ---------        --------

          Valuation allowance.............................................          $ (1,208)        $   (686)
                                                                                    ---------        --------
                                                                                    ---------        --------

NOTE 5 -- MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories, at March 31, are as follows:



                                                                                      1998              1997
                                                                                      ----              ----
                                                                                          (IN THOUSANDS)
      Raw materials and spare parts.......................................            $8,810           $6,729
      Work in process.....................................................               684              562
      Finished goods......................................................               116              918
      Less allowance for potentially obsolete or
               overstocked inventory......................................              (771)            (494)
                                                                                      ------           ------
          Total                                                                       $8,839           $7,715
                                                                                      ------           ------
                                                                                      ------           ------


NOTE 6 -- EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, at March 31, is as follows:


                                                                                      1998              1997
                                                                                      ----              ----
                                                                                          (IN THOUSANDS)
      Machinery and equipment.............................................          $ 33,595         $ 30,621
      Equipment under capital lease.......................................             3,533                0
      Leasehold improvements..............................................               209              284
      Furniture and fixtures..............................................               498              493
      Construction in progress, equipment.................................               384              631
      Computer software under development.................................               371
                                                                                    --------         --------
                                                                                      38,590           32,029
      Less accumulated depreciation and amortization......................           (25,499)         (22,583)
                                                                                    --------         --------
          Total                                                                     $ 13,091         $  9,446
                                                                                    --------         --------
                                                                                    --------         --------

Accumulated amortization related to equipment under capital leases was $331,000 at March 31, 1998.

Repairs and maintenance expenses for fiscal 1998, 1997 and 1996 were approximately $1,656,000, $1,391,000, and $975,000, respectively.

NOTE  7 -- OTHER LIABILITIES

Other current liabilities, at March 31, is as follows:


                                                                                       1998              1997
                                                                                       ----              ----
                                                                                           (IN THOUSANDS)
      Accrued payroll and related costs...................................            $2,693           $2,355
      Book overdraft......................................................             1,213
      Accrued sales tax...................................................               413              468
      Accrued insurance, net of prepayments...............................               716              521
      Other...............................................................               440              420
                                                                                      ------           ------
          Total                                                                       $5,475           $3,764
                                                                                      ------           ------
                                                                                      ------           ------

Other long term liabilities, at March 31, is as follows:



                                                         1998            1997
                                                       -------------------------
                                                            (IN THOUSANDS)
     Accrued warranty...............                   $    700        $     500
     Other..........................                        172              185
                                                       --------        ---------
           Total                                       $    872        $     685
                                                       --------        ---------
                                                       --------        ---------



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

NOTE 8 -- NOTE PAYABLE

The Company has a committed credit facility of $10,000,000 with Seafirst National Bank of Washington ("Seafirst"), scheduled to expire on June 30, 1998. The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, working capital and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 1.40%, or other specified rates, at the Company's option. The Company pays a commitment fee of up to 0.125% on the unused portion of the facility. The Company has obtained an extension of this line of credit to January 4, 1999, with an increase in the commitment fee to 0.25% of the unused portion, in addition to other modifications to its terms.
At March 31, 1998 and 1997, the Company had an outstanding balance of $5,245,000 and $985,000, respectively, under this facility at a weighted average borrowing rate of 7.69% and 8.5%, respectively.

NOTE 9 -- COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS

STOCK OPTIONS
In October 1984, a nonqualified stock option ("NSO") plan (the "NSO Plan") and an incentive stock option plan (the "ISO Plan") were adopted by the Company. In July 1994, the Company adopted a new stock option and restricted stock plan (the "1994 Plan"), and ceased granting options under the NSO Plan and the ISO Plan. The 1994 Plan originally provided for the issuance of a maximum of 600,000 shares under either options or restricted stock grants. In fiscal 1998, the 1994 Plan was amended to add annually, for five years commencing April 1, 1997, an amount equal to 3.4% of the then outstanding shares of Common Stock to the shares issuable under the 1994 plan. Accordingly, effective April 1, 1997, 244,277 additional shares were added to the 1994 Plan. The 1994 Plan requires that options be granted at exercise prices equal to the market value of the Common Stock on the date of grant. Options granted under the NSO Plan, the ISO Plan and the 1994 Plan generally provide for full vesting of options within five years after grant. Options granted under the NSO Plan and the ISO Plan, and the 1994 Plan, have terms, from the grant date, of six and ten years, respectively. The options issued between fiscal 1987 and 1998 have exercise prices between $.50 and $14.50 per share. At March 31, 1998, 89,061 shares were issuable under the 1994 Plan.

In fiscal 1988, the Company adopted a stock option plan for non-employee directors (the "Director Plan") that, as amended, provides for the issuance of a maximum of 300,000 shares of Common Stock to non-employee directors. The Director Plan requires that options be granted upon initial appointment and annually thereafter at exercise prices equal to the market value of the Common Stock on the date options are granted. Vesting of initial grants occurs over four years and occurs immediately for annual grants. At March 31, 1998, 23,000 shares were issuable under the Director Plan.

Pertinent information covering the plans follows:

                                              Employee Plans                                 Director  Plan

                                       Shares          Average Price                 Shares      Average Price
                                    ------------       -------------                --------     -------------
Outstanding, April 1, 1995            333,800             $  5.67                   170,000         $  7.00
Issued                                135,700                3.10                    30,000            2.94
Canceled                              (41,900)               5.74
Exercised                              (1,200)               0.50
                                  --------------       ----------                   -------         -------

Outstanding, March 31, 1996           426,400                4.86                   200,000            6.40
Issued                                325,000                2.50                    25,000            2.75
Canceled                             (222,600)               4.92                   (43,000)           8.20
Exercised                              (4,700)               1.51                   (12,000)           2.85
                                  --------------       ----------                   -------         -------

Outstanding, March 31, 1997           524,100                3.40                   170,000            5.74
Issued                                267,000                4.55                    50,000            5.04
Canceled                              (37,000)               4.89
Exercised                             (31,000)               3.88                   (10,000)           2.84
                                  --------------       ----------                   -------         -------

Outstanding, March 31, 1998            723,100          $    3.73                   210,000       $    5.71
                                  --------------       ----------                   -------         -------
                                  --------------       ----------                   -------         -------

Exercisable,  March 31, 1998           154,380          $    4.23                   186,000       $    5.75
                                  --------------       ----------                   -------         -------
                                  --------------       ----------                   -------         -------

All options issued in fiscal 1998, 1997 and 1996 were granted at exercise prices equal to fair market value. Had the Company adopted the provisions of FAS 123 for fiscal 1998, 1997 and 1996 grants, fiscal 1998, 1997 and 1996 would have included a compensation expense provision of $373,000, $139,000 and $58,000, respectively. Proforma net loss and diluted loss per share for fiscal 1998 would have been $(2,491,000)and $(.35), respectively. Proforma net income and diluted income per share for fiscal 1997 would have been $2,829,000 and $0.39, respectively. Proforma net earnings and diluted loss per share for fiscal 1996 would have been $(4,547,000) and $(0.63), respectively. Significant assumptions used to value the options for compensation purposes include:


Year Issued       Risk-free Interest Rate   Expected Life     Expected Volatility      Expected Dividends
-----------       -----------------------   -------------     -------------------      ------------------
     1996                  6.84%                 6 Years               46%             None
     1997                  6.42%                 6 Years               46%             None
     1998                  6.00%                 6 Years               53%             None

Pertinent information regarding options outstanding as of March 31, 1998 is as follows:


                                            Outstanding                                           Exercisable
                              -------------------------------------------------------       ---------------------------------

                                              Weighted Average      Weighted Average                           Weighted Average
Range of Exercise Prices        Shares         Exercise Price        Remaining Life            Shares           Exercise Price
------------------------        ------         --------------        --------------            ------           --------------
$2.50 to $4.625                775,100         $  3.49                   7.97 Years           208,380            $  3.31
$5.25 to $7.50                 118,000         $  6.20                   4.52 Years            92,000            $  6.22
$9.00 to $14.50                 40,000         $ 11.52                   1.81 Years            40,000            $ 11.52
                              --------                                                       --------
                               933,100                                                        340,380
                              --------                                                       --------
                              --------                                                       --------

COMMON STOCK WARRANTS
In conjunction with the Company's Exclusive Licensing Agreement with Dow Corning Corporation ("Dow Corning"), the Company granted Dow Corning a stock purchase warrant to purchase up to 353,846 shares of Common Stock at an exercise price of $8.125 per share. This warrant is exercisable based upon the Company's achievement of specific revenues from the CableCure process licensed from Dow
Corning and expires on September 25, 1999.   No warrants were exercisable at
March 31, 1998.   See also Note 14.

On June 14, 1993, the Company issued to FlowMole Partners, a limited partnership, a stock purchase warrant to purchase 600,000 shares of the Common Stock at an exercise price of $5.50 per share. In addition, the Company also entered into an agreement with FlowMole Partners granting certain registration rights with respect to Common Stock subject to the warrant. The warrant was exercised in fiscal 1998. At the time of exercise of the warrant, FlowMole Partners also exercised its right to put to the Company the shares purchased at the current market price (as defined in the warrant). The Company exercised its option to pay the difference between the market and warrant exercise prices in shares of the Company's Common Stock (based on the then current market price). Accordingly, 182,474 shares of the Company's Common Stock were issued to FlowMole Partners in fiscal 1998.

RESTRICTED STOCK PLAN
In October 1994, the Company awarded 47,000 Restricted Shares to certain new employees which contained a three-year vesting period from each employee's respective date of hire. The shares were valued at the market value of $4.00 per share on the date of award. The aggregate award of $188,000 was recorded as unearned compensation on the balance sheet and was amortized over the vesting period on a straight-line basis. During fiscal 1998, 1997 and 1996, pursuant to provisions of the 1994 Plan, the Company repurchased 345, 407 and 2,096 shares at market prices on vesting dates to cover payroll tax withholding requirements of approximately $1,000, $1,000 and $6,000, respectively. During fiscal 1997, 15,778 restricted shares were canceled pursuant to employee terminations.

PREFERRED STOCK
The Company has 2,000,000 shares of authorized Preferred Stock. During fiscal years 1998, 1997, and 1996, no shares were designated, issued, or are outstanding.

EARNINGS (LOSS) PER SHARE
In fiscal 1998, 1997 and 1996, the weighted average number of outstanding shares of the Company Common Stock, used to calculate basic earnings (loss) per share, was 7,214,000, 7,180,000 and 7,185,000, respectively. In fiscal 1997, the weighted average number of issuable under outstanding stock options and warrants, net of assumed shares repurchased, was 123,000. This amount was used to calculate diluted earnings per share. No such adjustment was considered in fiscal 1998 or fiscal 1996 because it would be antidilutive, due to net losses incurred in each year.


NOTE 10 -- PENSION PLAN

Employees of the Company may participate in a voluntary defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Under this plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company makes matching contributions based on employee contributions and length of employee service. Total Company contributions under this plan for fiscal 1998, 1997 and 1996 were approximately $307,000, $239,000 and $216,000, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

The Company leases office space and manufacturing space under noncancelable operating lease agreements with renewal options. The Company also leases certain construction equipment, pickup trucks and other motor vehicles, under operating and capital leases. The leases generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. Rental expense under all operating leases, cancelable and noncancelable, totaled approximately $5,135,000, $2,456,000 and $2,017,000 for fiscal 1998, 1997 and
1996, respectively.

At March 31, 1998, future minimum lease payments under noncancelable leases including a new ten year lease for corporate headquarters space commencing in May 1998, are as follows:



          YEAR ENDING MARCH 31                                                        OPERATING     CAPITAL
         ---------------------                                                         LEASES        LEASES
                                                                                     ----------     --------
                                                                                          (IN THOUSANDS)
      1999.....................................................................       $ 3,524     $ 1,075
      2000.....................................................................         3,197       1,070
      2001.....................................................................         2,925       1,070
      2002.....................................................................         1,376         718
      2003.....................................................................           495          62
      Thereafter...............................................................         2,045          21
                                                                                      -------      ------
      Total future minimum lease payments......................................       $13,562       4,016
                                                                                      -------
                                                                                      -------
           Less interest included in minimum capital lease payments............                       953
                                                                                                   ------
           Capital lease obligations, March 31, 1998...........................                     3,063
           Less current portion, March 31, 1998................................                       839
                                                                                                   ------
           Long term portion of capital lease obligations, March 31, 1998......                   $ 2,224
                                                                                                   ------
                                                                                                   ------

Certain of the leases allow for adjustments of payments based on interest rate fluctuations. An increase in the underlying interest rate of 1%, would increase aggregate minimum lease payments by approximately $94,000 for fiscal year 1999.

At March 31, 1998, the Company has entered into noncancellable purchase orders for proprietary drilling equipment for delivery in fiscal 1999, with an aggregate acquisition cost of $1.4 million. The Company also is in the process of installing a new enterprise wide management information system, with estimated remaining expenditures of $1.6 million as of March 31, 1998.

NOTE 12 -- SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information for fiscal 1998, 1997 and 1996 follows:


                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                 (IN THOUSANDS)
      Cash paid during the year for:
      Interest...............................................        $ 445             $  55            $ 116
      Income taxes paid (refunded), net .....................          (78)           (1,521)              38

In fiscal 1998, 1997 and 1996, the Company sold FlowMole drilling systems to contractors in Europe, Asia and South America. Revenue from the sale of the systems of approximately $1,494,000, $2,559,000, and $3,386,000 in fiscal 1998,
1997 and 1996, respectively, has been included in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. A gain, before allocating freight, duty and other selling costs, of approximately $560,000, $616,000, and $1,050,000 was recognized on the sales in fiscal 1998, 1997 and 1996, respectively.

In fiscal 1998, the Company acquired equipment pursuant to vendor financed capital leases in the aggregate amount of approximately $3,533,000.


NOTE 13 -- FINANCIAL INFORMATION RELATING TO NORTH AMERICAN AND
          EUROPEAN OPERATIONS


The consolidated financial statements include accounts of the Company's North American and European operations. Asian and South American revenues and net income are included in North American operations, as those operations are primarily conducted out of the Company's headquarters and primarily consist of the sales of inventory held in North America. Asian and South American revenues were $2,399,000, $3,269,000, and $4,228,00 in fiscal 1998, 1997 and 1996, respectively. The following amounts are included in the consolidated financial statements for North American and European operations:


                                                               FISCAL YEAR 1998  (IN THOUSANDS)
                                               ---------------------------------------------------------------
                                                                                 ADJUSTMENTS
                                                 NORTH                               AND
                                               AMERICAN           EUROPEAN      ELIMINATIONS      CONSOLIDATED
                                               --------           --------      ------------      ------------
      Revenues
          Unrelated customers...............    $ 77,792          $  3,782                          $  81,574
          Related parties...................         890                                                  890
          Intersegment......................         225                           $    (225)
                                                --------          --------         ----------       ---------
               Total revenues...............    $ 78,907          $  3,782         $    (225)       $  82,464

      Net income (loss).....................    $ (1,545)         $   (566)        $      (7)       $  (2,118)

      Identifiable assets...................    $ 40,671          $  2,980         $    (172)       $  43,479

                                                               FISCAL YEAR 1997 (IN THOUSANDS)
                                               ---------------------------------------------------------------
                                                                                 ADJUSTMENTS
                                                 NORTH                               AND
                                               AMERICAN           EUROPEAN      ELIMINATIONS      CONSOLIDATED
                                               --------           --------      ------------      ------------
      Revenues
          Unrelated customers...............    $ 54,358          $ 3,653                           $ 58,011
          Related parties...................       6,864                                               6,864
          Intersegment......................       1,013                           $ (1,013)
                                               ----------        --------            -------        --------
               Total Revenues...............    $ 62,235          $ 3,653          $ (1,013)        $ 64,875

      Net income (loss).....................    $  3,569          $  (320)         $   (281)        $  2,968

      Identifiable assets...................    $ 32,387          $ 3,618          $    (93)        $ 35,912




                                                               FISCAL YEAR 1996 (IN THOUSANDS)
                                               ---------------------------------------------------------------
                                                                                 ADJUSTMENTS
                                                 NORTH                               AND
                                               AMERICAN           EUROPEAN      ELIMINATIONS      CONSOLIDATED
                                               --------           --------      ------------      ------------
      Revenues
          Unrelated customers...............    $ 37,249          $  3,489                          $  40,738
          Related parties...................       8,255                                                8,255
          Intersegment......................       1,030                           $  (1,030)
                                                --------          --------         ---------        ---------
               Total Revenues...............    $ 46,534          $  3,489         $  (1,030)       $  48,993

      Net income (loss).....................    $ (4,374)         $    154         $    (269)       $  (4,489)

      Identifiable assets...................    $ 27,169          $  3,704         $    (249)       $  30,624


Intersegment revenues occur on sales of spare parts inventory and equipment. Eliminations and adjustments are made to eliminate the intersegment revenues and related profit.

NOTE 14 -- PURCHASE OF CABLECURE LICENSE RIGHTS

Effective September 26, 1991, the Company entered into an Exclusive License and Distribution Agreement with Dow Corning. Under terms of the agreement, the Company purchased the exclusive rights to market to utilities the CableCure process (a chemical treatment to repair water damage and extend the life of underground electric cable), and certain related assets with an approximate value of $74,000. The Company paid Dow Corning $2,000,000 in cash and granted Dow Corning warrants to purchase up to 353,846 shares of Common Stock at $8.125 per share. Accumulated amortization of the $2,000,000 payment was $1,567,000 and $1,329,000 at March 31, 1998 and 1997, respectively. The Company purchases its chemicals exclusively from Dow Corning. Worldwide CableCure revenues accounted for 22% of consolidated revenues in fiscal 1998.

Additionally, Dow Corning receives 50% of adjusted net profits before tax resulting from the CableCure operations, and may elect to receive these profits in cash or in Common Stock at a price equal to the greater of the then current average market closing price or $8.50 per share. For fiscal 1998, 1997 and 1996, Dow Corning's share of the profits were paid in cash.

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

NOTE 15 -- ARBITRATION AND LITIGATION

On October 31, 1997, the Company filed a complaint in Federal District Court in Florida against a contractor in Florida with whom the Company has a contract for certain cable injection services for Florida Power & Light through January 2000, and its principal shareholder. The complaint alleges certain failures and breaches of contractual obligations and requests declaratory relief and determination that the Company has sufficient grounds to terminate its contracts with the contractor. The Company and contractor have an ongoing dispute over the amount to be paid to the contractor under its subcontract for certain cable injection services performed subsequent to April 1, 1997. The complaint also requests, among other matters, that the court determines that the price being paid currently by the Company to the contractor is in accordance with the contract between the parties. This case is in its early stages and at this time it is not possible to predict with certainty the outcome of this matter.


The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


NOTE 16 -- SELECTED QUARTERLY DATA (UNAUDITED)


                                                  1QFY98            2QFY98           3QFY98            4QFY98
                                                  ------            ------           ------            ------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Revenues..........................    $ 18,767         $  20,734         $  22,523        $  20,440
          Gross profit......................       1,900             1,835             3,198              413

          Net income (loss).................        (268)             (320)              755           (2,285)
          Earnings (loss) per share:
               Basic........................    $   (.04)        $    (.04)        $     .10        $    (.32)
               Diluted......................    $   (.04)        $    (.04)        $     .10        $    (.32)


                                                  1QFY97            2QFY97           3QFY97            4QFY97
                                                  ------            ------           ------            ------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Revenues..........................     $15,124           $15,549           $16,317          $17,885
          Gross profit......................       2,880             2,520             2,713            2,239
          Net income........................         653               516             1,756               43
          Earnings per share:
               Basic........................     $   .09           $   .07           $   .24          $   .01
               Diluted......................     $   .09           $   .07           $   .24          $   .01

During the fourth quarter of fiscal 1998, the Company recorded $985,000 of expenses for warranty costs, reserves for inventory obsolescence and a writedown of inventory held for sale. During the third quarter of fiscal 1997, the Company recorded an $850,000 income tax benefit (see Note 4).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

     Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement that involves the election of directors and that will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, the close of the Registrant's 1998 fiscal year. For a description of the executive officers of the Registrant, see "Executive Officers of the Registrant" included in Part I,
Item 1.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as part of this report:

           1.  FINANCIAL STATEMENTS:

               Report of Independent Accountants                           26
               Consolidated Balance Sheet, March 31, 1998 and 1997         27
               Consolidated Statement of Operations for the years ended
               March 31, 1998, 1997 and 1996                               28
               Consolidated Statement of Changes in Stockholders' Equity
               for the years ended March 31, 1998, 1997
               and 1996                                                    29
               Consolidated Statement of Cash Flows for the years ended
               March 31, 1998, 1997 and 1996                               30
               Notes to Consolidated Financial Statements                  31

           2.  FINANCIAL STATEMENT SCHEDULES:

               All schedules and exhibits are omitted either because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and accompanying notes.

          3.   EXHIBITS:

               Item 14 (c) below.

     (b) REPORT ON FORM 8-K. The Company filed a current report on Form 8-K ("Form 8-K") dated March 23, 1998 regarding the issuance of a press release which announced that it expected to report a significant loss for the three months ended March 31, 1998 and the termination of a significant customer contract. The Form 8-K did not include financial statements.

     (c) EXHIBITS: Exhibits identified below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
   3.1        Registrant's Certificate of Incorporation, as amended.
                Incorporated by reference to Exhibit Number 3.1 to
                Registrant's Registration Statement filed under the
                Securities Act of 1933 (the "Securities Act") on Form S-1, as
                amended, Registration No. 33-17028.

   3.3        Registrant's Certificate of Ownership and Merger of FlowMole
                Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended
                March 31, 1991.

   3.6        Registrant's Restated By-laws. Incorporated by reference to
                Exhibit Number 3.6 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the fiscal year ended March
                31, 1997.

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

   10.5       Registrant's Deferred Compensation Plan for Non-employee
                Directors, as Amended and Restated effective January 1, 1995.
                Incorporated by reference to Exhibit Number 10.5 to Registrant's Annual Report filed under the Exchange Act on
                Form 10-K for the Fiscal Year ended March 31, 1995.

   10.7       Registrant's Amended and Restated 1994 Option and Restricted
                Stock Plan. Incorporated by reference as Appendix A to
                Registrant's Proxy Statement filed under the Exchange Act for the Fiscal Year ended March 31, 1997.

   10.8       Exclusive License and Distribution Agreement dated as of
                September 26, 1991 between UTILX Corporation and Dow Corning
                Corporation. Incorporated by reference to Exhibit Number 1 to
                Registrant's Form 8-K dated September 26, 1991 filed under the Exchange Act.

                                        - 45 -

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

   10.38      Loan Modification Agreement between Registrant and Bank of
                America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated November
                27, 1996, filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1997.

   10.39      Loan Modification Agreement between Registrant and Bank of
                America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated June 16, 1998. Filed herewith.

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

                               UTILX CORPORATION


                             By    /s/ CRAIG E. DAVIES          June 19, 1998
                                 --------------------------
                                     Craig E. Davies
                             Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                                            President, Chief Executive                                June 19, 1998
           /S/ CRAIG E. DAVIES              Officer and Director
----------------------------------------
           (Craig E. Davies)



            /s/ LARRY D. PIHL               Vice President, Chief Financial Officer,                  June 19, 1998
----------------------------------------    Controller and Treasurer
             (Larry D. Pihl)



          /s/ STANLEY J. BRIGHT             Director                                                  June 19, 1998
----------------------------------------
           (Stanley J. Bright)



           /s/ JOHN D. DURBIN               Director                                                  June 19, 1998
----------------------------------------
            (John D. Durbin)



            /s/ JOHN W. ELLIS               Director                                                  June 19, 1998
----------------------------------------
             (John W. Ellis)



          /s/ WALTER M. HIGGINS             Director                                                  June 19, 1998
----------------------------------------
           (Walter M. Higgins)



          /s/ ROBERT E. RUNICE              Director                                                  June 19, 1998
----------------------------------------
           (Robert E. Runice)



        /s/ WILLIAM M. WEISFIELD            Director and Chairman of the Board                        June 19, 1998
----------------------------------------
         (William M. Weisfield)

       As filed with the Securities and Exchange Commission on June 24, 1998

                                  File No. 0-16821


-------------------------------------------------------------------------------




                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                  ----------------

                                      EXHIBITS

                                         TO

                              ANNUAL REPORT FORM 10-K

                         FOR THE YEAR ENDED MARCH 31, 1998

                                       UNDER

                        THE SECURITIES EXCHANGE ACT OF 1934


                                  ----------------


                                 UTILX CORPORATION

                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
   3.1        Registrant's Certificate of Incorporation, as amended.
                Incorporated by reference to Exhibit Number 3.1 to
                Registrant's Registration Statement filed under the
                Securities Act of 1933 (the "Securities Act") on Form S-1, as
                amended, Registration No. 33-17028.

   3.3        Registrant's Certificate of Ownership and Merger of FlowMole
                Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended
                March 31, 1991.

   3.6        Registrant's Restated By-laws. Incorporated by reference to
                Exhibit Number 3.6 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the fiscal year ended March
                31, 1997.

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

   10.5       Registrant's Deferred Compensation Plan for Non-employee
                Directors, as Amended and Restated effective January 1, 1995.
                Incorporated by reference to Exhibit Number 10.5 to Registrant's Annual Report filed under the Exchange Act on
                Form 10-K for the Fiscal Year ended March 31, 1995.

   10.7       Registrant's Amended and Restated 1994 Option and Restricted
                Stock Plan. Incorporated by reference as Appendix A to
                Registrant's Proxy Statement filed under the Exchange Act for the Fiscal Year ended March 31, 1997.

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

EXHIBIT
NUMBER                            DESCRIPTION
--------                          ------------
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

   10.38      Loan Modification Agreement between Registrant and Bank of
                America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated November
                27, 1996, filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1997.

   10.39      Loan Modification Agreement between Registrant and Bank of
                America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated June 16, 1998. Filed herewith.

   21.1       Subsidiaries of Registrant.  Filed herewith.

   23.1       Consent of Independent Accountants.  Filed herewith.

   27.1       Financial Data Schedule.  Filed herewith.

   99.1       Additional Stockholder Material.  Filed herewith.