Form 10-Q
period 1998-06-30
UTILX CORP
filed 1998-08-12
CIK 821361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                          --------------------------------
                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED
                                   JUNE 30, 1998

                          --------------------------------

                                 UTILX CORPORATION
                           COMMISSION FILE NUMBER 0-16821


                DELAWARE                               91-1171716
        (State of Incorporation)        (I.R.S. Employer Identification Number)

       22820 RUSSELL ROAD (98032)
            P. O. BOX 97009
      KENT, WASHINGTON  98064-9709                   (253) 395-0200
    (Address of Principal Executive         (Registrant's Telephone Number)
                Offices)


Indicate by checkmark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

As of June 30, 1998, 7,412,760 shares of Common Stock were outstanding.



                 The total number of pages in this Form 10-Q is 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS


    ITEM                                                                   PAGE
                                   PART I
     1.   Financial Statements

          Consolidated Balance Sheet
          June 30, 1998 and March 31, 1998 . . . . . . . . . . . . . . . .  3

          Consolidated Statement of Operations
          For the Three Months Ended
          June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statement of Cash Flows
          For the Three Months Ended
          June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . .  6

     2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .  9


                                   PART II


     1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15

     2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 16

     3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 16

     4.   Submission of Matters to a Vote of Security Holders. . . . . . . 16

     5.   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

     6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                 UTILX CORPORATION

                             CONSOLIDATED BALANCE SHEET
                             JUNE 30 AND MARCH 31, 1998
                           (IN THOUSANDS, EXCEPT SHARES)
                                       ASSETS


                                                                              JUNE 30      MARCH 31
                                                                              -------      --------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .       $    702       $    528
     Accounts receivable, trade. . . . . . . . . . . . . . . . . . . .         18,264         19,720
     Materials, supplies and inventories . . . . . . . . . . . . . . .          8,754          8,839
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . .            447            433
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .            165            284
                                                                             --------       --------
          Total current assets . . . . . . . . . . . . . . . . . . . .         28,332         29,804
     Equipment and improvements, net . . . . . . . . . . . . . . . . .         13,218         13,091
     Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .            514            584
                                                                             --------       --------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .       $ 42,064       $ 43,479
                                                                             --------       --------
                                                                             --------       --------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . . .       $  5,325       $  5,245
     Current portion of capital lease obligations. . . . . . . . . . .            786            839
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .          3,866          3,993
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .          4,211          5,475
                                                                             --------       --------
            Total current liabilities. . . . . . . . . . . . . . . . .         14,188         15,552

Capital lease obligations, net of current portion. . . . . . . . . . .          2,164          2,224
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .            858            872
                                                                             --------       --------
            Total liabilities. . . . . . . . . . . . . . . . . . . . .         17,210         18,648
                                                                             --------       --------

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $0.01 par value
          (authorized 25,000,000 shares) . . . . . . . . . . . . . . .             74             74

     Additional paid-in capital. . . . . . . . . . . . . . . . . . . .         18,483         18,469
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .          6,806          6,790

     Cumulative foreign currency translation adjustment. . . . . . . .           (509)          (502)
                                                                             --------       --------
          Total stockholders' equity . . . . . . . . . . . . . . . . .         24,854         24,831
                                                                             --------       --------
            Total liabilities and stockholders' equity . . . . . . . .       $ 42,064       $ 43,479
                                                                             --------       --------
                                                                             --------       --------
     Common Stock issued and outstanding . . . . . . . . . . . . . . .      7,412,760      7,407,760


                  (See Notes to Consolidated Financial Statements)

                                 UTILX CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                                 1998           1997
                                                                                 ----           ----
Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  22,024      $  18,767
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,447         16,867
                                                                            ---------      ---------

     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,577          1,900
                                                                            ---------      ---------

Operating expenses:
     Selling, general and administrative . . . . . . . . . . . . . . .          2,271          1,938
     Research and engineering. . . . . . . . . . . . . . . . . . . . .            147            158
                                                                            ---------      ---------

     Total operating expenses. . . . . . . . . . . . . . . . . . . . .          2,418          2,096
                                                                            ---------      ---------

Operating income (loss)  . . . . . . . . . . . . . . . . . . . . . . .            159           (196)

Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . . .            135             71
                                                                            ---------      ---------

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . .             24           (267)
Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . .              8              1
                                                                            ---------      ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .      $      16      $    (268)
                                                                            ---------      ---------
                                                                            ---------      ---------

Earnings( loss) per share (Note 2):
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      00           (.04)
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     .00           (.04)



Calculation of Comprehensive Income (loss):
     Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $      16      $    (268)
     Change in cumulative foreign currency
                translation adjustment, net. . . . . . . . . . . . . .             (7)            48
                                                                            ---------      ---------
     Comprehensive Income (loss) . . . . . . . . . . . . . . . . . . .      $       9      $    (220)
                                                                            ---------      ---------
                                                                            ---------      ---------



                   (See Notes to Consolidated Financial Statements)

                                  UTILX CORPORATION

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                 1998           1997
                                                                                 ----           ----
OPERATING ACTIVITIES:
     Net income(loss). . . . . . . . . . . . . . . . . . . . . . . . .      $      16      $    (268)

       Adjustments to reconcile to net cash provided by (used in)
       operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . .          1,114            990
         Other non-cash expenses, net  . . . . . . . . . . . . . . . .              0              3
         Changes in assets and liabilities . . . . . . . . . . . . . .          1,488         (3,404)
                                                                            ---------      ---------
         Total adjustments . . . . . . . . . . . . . . . . . . . . . .          2,602         (2,411)
                                                                            ---------      ---------
           Net cash provided by (used in) operating activities . . . .          2,618         (2,679)
                                                                            ---------      ---------

INVESTING ACTIVITIES:
     Cost of additions to equipment. . . . . . . . . . . . . . . . . .         (1,130)          (703)
     Proceeds from sale of equipment . . . . . . . . . . . . . . . . .             24              0
                                                                            ---------      ---------
           Net cash used in investing activities . . . . . . . . . . .         (1,106)          (703)
                                                                            ---------      ---------

FINANCING ACTIVITIES:
     Net borrowings on note payable. . . . . . . . . . . . . . . . . .             80          2,600
     Issuance of Common Stock. . . . . . . . . . . . . . . . . . . . .             14              0
     Net decrease in book overdraft. . . . . . . . . . . . . . . . . .         (1,213)             0
     Principal payments on capital leases. . . . . . . . . . . . . . .           (219)             0
                                                                            ---------      ---------
           Net cash provided by (used in) financing activities . . . .         (1,338)         2,600
                                                                            ---------      ---------

EFFECT ON CASH  FLOWS
     OF CHANGES IN EXCHANGE RATES. . . . . . . . . . . . . . . . . . .              0              5
                                                                            ---------      ---------
     Net increase (decrease) in cash and cash equivalents. . . . . . .            174           (777)


CASH AND CASH EQUIVALENTS:
     Beginning of period . . . . . . . . . . . . . . . . . . . . . . .            528          1,490
                                                                            ---------      ---------
     End of period . . . . . . . . . . . . . . . . . . . . . . . . . .      $     702      $     713
                                                                            ---------      ---------
                                                                            ---------      ---------

                   (See Notes to Consolidated Financial Statements)

                                 UTILX CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three-month period ended June 30, 1998 and 1997. The statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements included in the fiscal 1998 Annual Report on Form 10-K.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as net changes during the period in the cumulative foreign currency translation adjustments that are presented as a component of stockholders' equity. The Company has adopted the statement in this quarter.

In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 is effective for the year ending March 31, 1999 and requires restatement of earlier periods presented. The impact on disclosures in the Company's financial statements of adopting FAS 131 has not been determined.

2.   EARNINGS PER SHARE

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


Earnings ( loss) Per Share is calculated as follows:
Basic earnings (loss) per common share:
                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                    1998            1997
                                                                                    ----            ----
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    16       $   (268)
                                                                                   -------       --------
                                                                                   -------       --------
Divided by weighted average common
 shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,408          7,184
                                                                                   -------       --------
                                                                                   -------       --------

Basic earnings (loss) per common share . . . . . . . . . . . . . . . . . . . . .   $   .00       $   (.04)
                                                                                   -------       --------
                                                                                   -------       --------

Diluted earnings (loss) per common share:
                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                    1998            1997
                                                                                    ----            ----
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    16       $   (268)
                                                                                   -------       --------
                                                                                   -------       --------
Weighted average common shares outstanding . . . . . . . . . . . . . . . . . . .     7,408          7,184

Stock options and warrants assumed
       exercised - net, if dilutive. . . . . . . . . . . . . . . . . . . . . . .       181
                                                                                   -------       --------
Total diluted shares outstanding . . . . . . . . . . . . . . . . . . . . . . . .     7,589          7,184
                                                                                   -------       --------
                                                                                   -------       --------
Diluted earnings (loss) per common share . . . . . . . . . . . . . . . . . . . .   $   .00       $   (.04)
                                                                                   -------       --------
                                                                                   -------       --------

3.   ACCOUNTS RECEIVABLE

Accounts receivable, trade, net consist of the following:

                                                                                                 (In thousands)

                                                                                           June 30, 1998    March 31, 1998
                                                                                           -------------    --------------
North American customers:. . . . . . . . . . . . . . . . . . . . . . . . . . . .
   Completed work not yet billed . . . . . . . . . . . . . . . . . . . . . . . .            $  6,928            $  7,299
   Billed but uncollected. . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,452              11,527
International customers. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,353               1,349
Less allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .                (469)               (455)
                                                                                            --------            --------
                                                                                            $ 18,264            $ 19,720
                                                                                            --------            --------
                                                                                            --------            --------

4.   MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories consist of the following:

                                                                                                 (In Thousands)
                                                                                           June 30, 1998    March 31, 1998
                                                                                           -------------    --------------
Raw Materials and Spare Parts. . . . . . . . . . . . . . . . . . . . . . . . . .            $  8,370            $  8,810
Work in Process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,064                 684
Finished Goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 122                 116
Less allowance for potentially obsolete or overstocked inventory . . . . . . . .                (802)               (771)
                                                                                            --------            --------
                                                                                            $  8,754            $  8,839
                                                                                            --------            --------
                                                                                            --------            --------

5.   NOTE PAYABLE TO BANK

The Company has a committed credit facility of $10,000,000 with Seafirst National Bank of Washington ("Seafirst"), scheduled to expire on January 4, 1999. The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, working capital and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 2.0%, or other specified rates, at the Company's option. The Company pays a commitment fee of up to 0.25% on the unused portion of the facility. At June 30, 1998 and March 31, 1998, the Company had an outstanding balance of $5,325,000 and $5,245,000, respectively, under this facility at a weighted average borrowing rate of 7.44% and 7.69%, respectively.

In addition, at June 30, 1998 the Company had an outstanding $500,000 letter of credit under this facility, expiring April 15, 1999, to secure payments under an insurance policy. No amounts have been drawn on this letter of credit.

6.   COMMITMENTS AND CONTINGENCIES

FLORIDA SUBCONTRACT NEGOTIATIONS. On October 31, 1997, the Company filed a complaint in Federal District Court in Florida against a contractor in Florida with whom the Company has a contract for certain cable injection services for Florida Power & Light through January 2000, and its principal shareholder. The complaint alleges certain failures and breaches of contractual obligations and requests declaratory relief and determination that the Company has sufficient grounds to terminate its contracts with the contractor. The Company and contractor have an ongoing dispute over the amount to be paid to the contractor under its subcontract for certain cable injection services performed subsequent to April 1, 1997. The complaint also requests, among other matters, that the court determines that the price being paid currently by the Company to the contractor is in accordance with the contract between the parties. This case is in its early stages and at this time it is not possible to predict with certainty the outcome of this matter.

INTERNAL REVENUE SERVICE EXAMINATION. Pursuant to the completion of an Internal Revenue Service examination of the Company's Federal Income Tax return for fiscal 1994, the Company filed amended income tax returns for fiscal years 1991 through 1995 in December 1996, claiming additional income tax refunds. The Internal Revenue Service has commenced a new examination of these amended returns. As a result, income tax refunds of $518,000, including a refund related to loss carry-backs from fiscal 1996, are being examined and the Company cannot be assured of receiving such refunds. The examination is ongoing and no adjustments have yet been proposed. There can be no assurance that the final outcome of the examination will not result in a material adverse adjustment to the Company's income tax calculations.

CONTRACTUAL COMMITMENTS. As of June 30, 1998, the Company had outstanding purchase orders aggregating approximately $540,000 for equipment to be delivered no later than fiscal 1999. Also, certain contracts were signed in December 1997 for consulting service related to the installation of new computer software in 1998. As of June 30, 1998, total remaining expenditures required in fiscal 1999 to implement the new computer system, including these contracts as well as internal labor, travel, and training costs, are expected to aggregate approximately $1.0 million.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


                      RESULTS OF OPERATIONS FOR FIRST QUARTER
                                OF FISCAL YEAR 1999
                             COMPARED TO FIRST QUARTER
                                OF FISCAL YEAR 1998
                                 -------------------

REVENUES

Consolidated revenues increased 17% in the first quarter of fiscal 1999, compared to the same period in fiscal 1998.

NORTH AMERICAN OPERATIONS. Revenues from installation and replacement services in North America, primarily from FlowMole-Registered Trademark- guided boring services, increased to $16.0 million in the first quarter of fiscal 1999, compared to $12.2 million in the same period of fiscal 1998. Revenues from repair and restoration services in North America, primarily from CableCure-Registered Trademark- injection services, increased to $4.6 million in the first quarter of fiscal 1999, compared to $4.4 million in the same period of fiscal 1998.

The increased revenues from installation and replacement operations were attributed to increased demand for such services and the Company's ability to maintain a higher level of drilling crews than in the prior year to meet the demand. The Company added new drilling crews during the third quarter of fiscal 1998, utilizing new equipment delivered near the beginning of the quarter.
Also, the Company has increased the number of crews performing installation and replacement services using conventional trenching methods and added its own crews for pulling cable through conduit installed by its FlowMole crews.

Continued strong demand for repair and restoration services, primarily under "Test, Treat or Replace" contracts, contributed to the increased repair and restoration revenue levels. Customers choosing Test, Treat or Replace contracts also contributed to the increased demand for installation and replacement services. The Company had anticipated even higher levels of such revenues, but customer decisions to delay the start date of such projects resulted in lower than expected growth in such revenues in the first quarter of fiscal 1999. Such delays were caused in part by customers' internal delays in approving calendar 1998 budgets and preparation of work orders to be released to the Company.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased to $1.5 million in the first quarter of fiscal 1999, compared to $2.1 million in the same period of fiscal 1998. The decrease resulted primarily from the absence of revenues from equipment sales to customers in Asia in the first quarter of fiscal 1999.

GROSS PROFIT

Gross profit increased 36% in the first quarter of fiscal 1999, compared to the same period in fiscal 1998.


NORTH AMERICAN OPERATIONS.   Gross profit from installation and replacement
services increased in the first quarter of fiscal 1999 compared to the same period of fiscal 1998, and increased as a percentage of revenue. The Company had a larger percentage of newly hired crews performing complex installation and replacement projects during the first quarter of fiscal 1999. The Company believes that the productivity of newly hired crews will improve as they gain additional experience and training.

Gross profit from repair and restoration services decreased as a percentage of revenue in the first quarter. Contributing factors included the delays in the start date of planned CableCure projects in the first quarter of fiscal 1999 and the resulting increased level of crew downtime between jobs.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the first quarter of fiscal 1999 decreased compared to the same period of the prior year due to lower revenue levels, but increased as a percentage of revenues. Revenues from European service operations are typically higher than from international sales of FlowMole equipment and spare parts. In the first three months of fiscal 1999, European service operations generated 64% of international revenues, compared to only 43% in the first three months of fiscal 1998. See "Review and Outlook," below for a discussion of factors expected to impact future levels of international revenues.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 15% in the first quarter of fiscal 1999, compared to the same period of fiscal 1998. Selling, general and administrative expenses increased 17% and research and engineering expenses decreased 7% compared to the first quarter of fiscal 1998. The increase in selling, general and administrative expenses in fiscal 1999 was primarily generated by higher profit sharing royalties owed pursuant to the Company's CableCure license agreement, and increased spending on corporate projects designed to support the Company's growth, including costs associated with the selection of a new management information system. The lower level of research and engineering expense in fiscal 1999 reflected reduced spending on the Company's Series G Drill from fiscal 1998 levels.

Other income (expense), net, was a net expense of $134,000 compared to a net expense of $71,000 in the same period. This change was a result of increased interest expense due primarily to new capital leases related to the financing of a portion of the Company's new drilling systems.

INCOME (Loss) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded pretax income of $24,000 in the first quarter of fiscal 1999, compared to a pretax loss of $267,000 in the same period of fiscal 1998.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate of 34% due to the impact of state income taxes and nondeductible expenses. The Company has provided a valuation allowance against the full amount of the Company's net deferred tax assets. Accordingly, no tax benefits were recorded against operating losses generated in fiscal 1998.

NET INCOME (Loss)

As a result of the foregoing, the Company recorded net income of $16,000 in the first quarter fiscal 1999, compared to a net loss of $268,000 in the same period of fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had unused sources of liquidity consisting of $702,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,175,000. This compares to $528,000 in cash and cash equivalents and an unused balance on its committed line of credit of $4,755,000 at March 31, 1998. Uses of cash during the quarter of fiscal 1999 primarily related to capital expenditures of $1.1 million. The Company also is financing a growing level of working capital, due to rapid growth in North American service operations.

Capital expenditures in the three months ended June 30, 1998 primarily included costs associated with the Company's plan to replace virtually all of its management information systems with new enterprise-wide software. The Company has determined that some of its management information systems do not accurately adjust for the Year 2000, and has commenced a project to replace its management information systems in its entirety. The software selected is certified by the vendor to be Year 2000 compliant. The implementation of the new system is scheduled for no later than the third quarter of fiscal 1999. The Company does not anticipate any material charge to earnings associated with writing off the net book value of capitalized hardware and software costs.

The Company has begun contacting its major vendors and customers to obtain their assurance that systems affecting the Company are Year 2000 complaint. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. The Company has also analyzed its equipment and its operations and has not identified any processes that depend upon software that is date sensitive or otherwise subject to risks associated with the Year 2000. However, significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its major vendors and customers could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company ordered new drilling systems in early 1997 and began taking delivery of such new systems in September 1997. Total committed expenditures for such equipment to be delivered after June 30, 1998 was approximately $540,000. Because of adverse developments affecting the general economy in many Asian countries, the Company may be required to hold drilling systems in inventory for an extended period of time prior to opportunities to sell those drilling systems or to place them into service in North American operations. Although Company management currently expects growth in North American service operations to be sufficient to utilize the remaining drilling systems, there can be no assurance that customers will not seek to cancel or delay planned projects, or that other factors might prevent the Company from achieving its growth objectives.

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

The Company's bank credit facility expires on January 4, 1999; however, the Company expects to be able to obtain a renewal of the facility or to negotiate a similar facility with another financial institution.

REVIEW AND OUTLOOK


     INSTALLATION AND REPLACEMENT SERVICES. The Company currently plans to increase its personnel to add additional installation and replacement capabilities in fiscal 1999. However, the Company's revenue levels and the weighted average number of crews in operation on any given day, will be affected by a number of factors, including weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

     REPAIR AND RESTORATION SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process, including an increased level of work under "Test, Treat or Replace" contracts. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. The Company's ten largest CableCure customers account for the majority of the Company's CableCure revenues. The Company expects to see increased volumes from new customers in the second half of calendar 1998, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under COMPETITION, SEASONAL FACTORS, UTILITIES' BUDGETARY CONSIDERATIONS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

     INTERNATIONAL OPERATIONS. Due to adverse developments affecting the general economy in many Asian countries, the Company cannot predict the level of equipment sales in the foreseeable future. However, since the Company's largest markets for equipment sales in Asia are Japan and Taiwan, countries less adversely impacted by economic factors than other Asian countries, the Company does expect equipment sales in Asia to continue at some modest level. Also, the Company's Korean CableCure licensee has temporarily suspended much of its operations. See also the discussion above listed under "Liquidity and Capital Resources" regarding the Company's contractual obligations to purchase additional drilling systems for sale to international customers or for use in the Company's internal operations.

IMPORTANT RISK FACTORS REGARDING FORWARD-LOOKING STATEMENTS

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

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns, or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, one customer generates over 30% of the Company's consolidated revenues, and a small number of customers generate over 50% of its CableCure revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

     COMPETITION. The Company has experienced a long-term trend of declining prices for guided boring services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for guided boring services is expected to continue into the future, as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract, and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCure Services. The Company cannot predict the ultimate duration or the magnitude of such decreases, which could result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     MANAGEMENT OF GROWTH. The Company expects significant internal growth. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth will impose significant additional responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, there could be a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for Florida Power & Light through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to Florida Power & Light for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with Florida Power & Light in the first quarter of fiscal 1998. The Company is in a dispute with this subcontractor over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be
entitled to a percentage of additional amounts.   On October 31, 1997, the
Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. There can be no assurance that the final price settled upon for payments to the subcontractor will not have a material adverse effect on the gross profit realized by the Company under its contract with Florida Power & Light. Based on the footage injected by the subcontractor since April 1, 1997, management of the Company does not anticipate that the final resolution of this matter will result in any material adverse impact on its results of operations, or on the Company's consolidated financial position or liquidity.

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

     YEAR 2000 RISK FACTORS. Significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its major vendors and customers could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     In April 1998 the Court denied defendants' Motion to Dismiss (with the limited exception of UTILX's prayer for attorneys fees which was dismissed without prejudice). Discovery has progressed with UTILX obtaining production of certain documents of PCR. UTILX was required to file a Motion to Compel Discovery to obtain access to additional records PCR had objected to producing. The Motion to Compel was granted in April 1998 and PCR's Motion for Reconsideration of the Order Compelling Discovery was denied in May 1998. The review of additional records commenced in June 1998. PCR has requested documents from UTILX. Additionally, UTILX conducted depositions of PCR employees in April 1998 and July 1998 and additional depositions are being scheduled. The case has been placed on the two week trial calendar for January 18, 1999. Discovery and other pretrial activities must be completed before then. PCR filed a Motion to Compel Arbitration of a portion of the case (i.e., issues relating to a subcontract for the period from March 1996 to March 1997). The motion was denied.

     PCR has filed its answer and counterclaims to UTILX's complaint. PCR formally denied any liability to UTILX and has asserted a counterclaim alleging breach of contract by UTILX. In addition, PCR has requested declaratory relief with respect to the establishment of appropriate compensation to PCR for cable injection services. UTILX filed its answer to the counterclaim and has unequivocally denied all counterclaims asserted by PCR.

     The parties are obligated by court order to engage in a formal mediation and discussions have taken place with respect to the selection of a mediator and potential scheduling of the mediation. There is still substantial discovery and trial preparation work to be accomplished and at this time it is not possible to predict with certainty the outcome of the matter.

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

     None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5.  OTHER

     In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal less than 45 days prior to the date of mailing the notice of such annual meeting, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.
     The expected mailing date of the notice of the Company's 1999 annual meeting is June 30, 1999.


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


                                               UTILX CORPORATION
                                        -------------------------------
                                                  (Registrant)


Date:  August 7, 1998                   By:/s/ Craig E. Davies
                                           ----------------------------
                                           Craig E. Davies, President and
                                               Chief Executive Officer


Date:  August 7, 1998                   By:/s/ Larry D. Pihl
                                           ----------------------------
                                           Larry D. Pihl, Vice President and
                                               Chief Financial Officer

                                 UTILX CORPORATION


      As Filed with the Securities and Exchange Commission on August 12, 1998

                                                              File No. 0-16821

          -----------------------------------------------------------------




                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                               ---------------------

                                      EXHIBITS

                                         TO

                             QUARTERLY REPORT FORM 10-Q

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       UNDER

                        THE SECURITIES EXCHANGE ACT OF 1934


                               ---------------------



                                 UTILX CORPORATION

                                  INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
      27.1                         Financial Data Schedule.  Filed herewith.

                                                                   EXHIBIT 27.1


                                 UTILX CORPORATION

                              FINANCIAL DATA SCHEDULE