Form 10-Q
period 1998-09-30
UTILX CORP
filed 1998-11-13
CIK 821361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         --------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

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

As of September 30, 1998, 7,425,560 shares of Common Stock were outstanding.



                The total number of pages in this Form 10-Q is 19

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

   1.   Financial Statements

        Consolidated Balance Sheet
        September 30, 1998 and March 31, 1998.............................     3

        Consolidated Statement of Operations
        For the three Months Ended
        September 30, 1998 and 1997.......................................     4

        Consolidated Statement of Operations
        For the Six Months Ended
        September 30, 1998 and 1997.......................................     5

        Consolidated Statement of Cash Flows
        For the Six Months Ended
        September 30, 1998 and 1997.......................................     6

        Notes to Consolidated Financial Statements........................     7

   2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................    10


                               PART II

   1.   Legal Proceedings.................................................    17

   2.   Changes in Securities.............................................    18

   3.   Defaults Upon Senior Securities...................................    18

   4.   Submission of Matters to a Vote of Security Holders...............    18

   5.   Other.............................................................    18

   6.   Exhibits..........................................................    18


SIGNATURES    ............................................................    19

PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30 AND MARCH 31, 1998
                          (IN THOUSANDS, EXCEPT SHARES)
                                     ASSETS

                                                                           SEPTEMBER 30            MARCH 31
                                                                           ------------            --------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents.....................................         $   1,216             $     528
     Accounts receivable, trade....................................            14,571                19,720
     Materials, supplies and inventories...........................             8,550                 8,839
     Income taxes receivable.......................................               455                   433
     Prepaid expenses and other....................................               156                   284
                                                                            ---------              --------
         Total current assets .....................................            24,948                29,804

Equipment and improvements, net....................................            13,457                13,091
Other assets, net..................................................               414                   584
                                                                            ---------             ---------
         Total assets .............................................         $  38,819             $  43,479
                                                                            =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank..........................................         $   3,060             $   5,245
     Current portion of capital lease obligations..................               922                   839
     Accounts payable..............................................             3,184                 3,993
     Accrued liabilities...........................................             5,476                 5,475
                                                                            ---------             ---------
         Total current liabilities.................................            12,642                15,552

Capital lease obligations, net of current portion..................             2,241                 2,224
Other long-term liabilities........................................               885                   872
                                                                            ---------             ---------
            Total liabilities......................................            15,768                18,648
                                                                            ---------             ---------

Commitments and Contingencies
Stockholders' equity:
     Common Stock, $0.01 par value
         (authorized 25,000,000 shares)............................                74                    74
     Additional paid-in capital....................................            18,520                18,469
     Retained earnings.............................................             4,903                 6,790
     Cumulative foreign currency translation adjustment............              (446)                 (502)
                                                                            ----------            ----------
         Total stockholders' equity................................            23,051                24,831
                                                                            --------              ---------
              Total liabilities and stockholders' equity...........         $  38,819             $  43,479
                                                                            =========             =========

     Common Stock issued and outstanding...........................         7,425,560             7,407,760



                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             1998               1997
                                                                             ----               ----
Revenues...........................................................      $  18,885            $ 20,734
Cost of revenues...................................................         18,453              18,898
                                                                         ---------           ---------

     Gross profit..................................................            432               1,836
                                                                         ---------           ---------

Operating expenses:
     Selling, general and administrative...........................          2,008               1,916
     Research and engineering......................................            207                 130
                                                                         ---------           ---------
         Total operating expenses..................................          2,215               2,046
                                                                         ---------           ---------

Operating income (loss) ...........................................         (1,783)               (210)

Other expense, net.................................................           (128)               (110)
                                                                         ---------           ---------

Income (loss) before income taxes..................................         (1,911)               (320)
Income tax benefit.................................................              9                   0
                                                                         ---------           ---------

Net income (loss)..................................................      $  (1,902)          $    (320)
                                                                         =========           =========

Earnings (loss) per share (Note 2):
     Basic.........................................................      $    (.26)          $    (.04)
     Diluted.......................................................      $    (.26)          $    (.04)




CALCULATION OF COMPREHENSIVE INCOME (LOSS):

       Net Income (loss)...........................................      $  (1,902)          $   ( 320)
       Change in cumulative foreign currency
                translation adjustment, net........................             63                 (90)
                                                                        ----------           ---------
       Comprehensive Income (loss).................................      $  (1,839)          $    (410)


                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              1998               1997
                                                                              ----               ----
Revenues...........................................................      $  40,908           $ 39,501
Cost of revenues...................................................         37,899             35,765
                                                                         ---------          ---------

     Gross profit..................................................          3,009              3,736
                                                                         ---------          ---------

Operating expenses:
     Selling, general and administrative...........................          4,280              3,854
     Research and engineering......................................            354                288
                                                                         ---------          ---------

         Total operating expenses..................................          4,634              4,142
                                                                         ---------          ---------

Operating income (loss) ...........................................         (1,625)              (406)

Other expense, net.................................................           (262)              (181)
                                                                         ---------          ---------

Income (loss) before income taxes..................................         (1,887)              (587)
Income tax provision...............................................                                 1
                                                                         ---------          ---------

Net income (loss)..................................................      $  (1,887)         $    (588)
                                                                         =========          =========

Earnings (loss) per share (Note 2):
     Basic.........................................................      $    (.25)         $    (.08)
     Diluted.......................................................      $    (.25)         $    (.08)




CALCULATION OF COMPREHENSIVE INCOME (LOSS):

       Net Income (loss)...........................................      $  (1,887)         $   (588)
       Change in cumulative foreign currency
                translation adjustment, net........................             58               (40)
                                                                       -----------        ----------
       Comprehensive Income (loss).................................      $  (1,829)         $   (628)
                                                                         =========          ========

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         1998                  1997
                                                                                         ----                  ----
OPERATING ACTIVITIES:
     Net income (loss)........................................................      $  (1,887)            $    (588)

      Adjustments to reconcile to net cash provided by (used in)
      operating activities:
         Depreciation and amortization........................................          2,233                 2,003
         Other non-cash expenses, net ........................................             (1)                   50
         Changes in assets and liabilities....................................          6,072                (5,949)
                                                                                    ---------             ----------

         Total adjustments....................................................          8,304                (3,896)
                                                                                    ---------             ----------

              Net cash provided by (used in) operating activities.............          6,417                (4,484)
                                                                                    ---------             ----------

INVESTING ACTIVITIES:
     Cost of additions to equipment...........................................         (1,943)               (1,368)
     Proceeds from sale of equipment..........................................             37                     0
                                                                                    ---------             ---------

              Net cash used in investing activities...........................         (1,906)               (1,368)
                                                                                    ----------            ----------

FINANCING ACTIVITIES:
     Net borrowings (repayments) on note payable..............................         (2,185)                5,090
     Issuance of Common Stock.................................................             51                    48
     Net decrease in book overdraft...........................................         (1,213)                    0
     Principal payments on capital leases.....................................           (488)                    0
                                                                                    ----------             --------

              Net cash provided by (used in) financing activities.............         (3,835)                5,138
                                                                                    ----------             ---------

EFFECT ON CASH FLOWS
   OF CHANGES IN EXCHANGE RATES...............................................             12                    (6)
                                                                                    ---------             ----------

     Net increase (decrease) in cash and cash equivalents.....................            688                  (720)

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................................            528                 1,490
                                                                                    ---------             ---------

     End of period............................................................      $   1,216             $     770
                                                                                    =========             =========

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the thriee month and six-month period ending September 30, 1998 and 1997. The statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements included in the fiscal 1998 Annual Report on Form 10-K.

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



Earnings (loss) Per Share is calculated as follows:
Basic earnings (loss) per common share

                                                     Three Months Ended                           Six Months Ended
                                                       September 30,                                September 30,
                                                     1998         1997                          1998            1997
                                                     ----         ----                          ----            ----
Net income (loss)................................  $ (1,902)    $   (320)                     $  (1,887)      $   (588)
                                                   =========    =========                     ==========      =========

Divided by weighted average common
shares outstanding ..............................     7,422        7,190                          7,415          7,187
                                                   =========    =========                     ==========      =========

Basic earnings (loss) per common share...........      (.26)    $   (.04)                     $    (.25)          (.08)
                                                   =========    =========                     ==========      =========

Diluted earnings (loss) per common share:

                                                              Three Months Ended                  Six Months Ended
                                                                September 30,                      September 30,
                                                              1998          1997                 1998          1997
                                                              ----          ----                 ----          ----
Net income (loss)................................        $ (1,902)     $   (320)            $ (1,887)    $    (588)
                                                         =========     =========            =========    ==========
Weighted average common shares outstanding.......            7,422         7,190                7,415         7,187

Stock options and warrants assumed
        exercised - net, if dilutive.............                0             0                    0             0
                                                        ----------     ---------            ---------    ----------

Total diluted shares outstanding.................            7,422         7,190                7,415         7,187
                                                        ==========     =========            =========    ==========
Diluted earnings (loss) per common share.........       $    (.26)    $    (.04)           $    (.25)   $     (.08)
                                                        ==========    ==========           =========    ===========

3.     ACCOUNTS RECEIVABLE

Accounts receivable, trade, net consist of the following:
                                                                            (In thousands)
                                                              September 30, 1998         March 31, 1998
                                                             -------------------         --------------
   North American customers:
      Completed work not yet billed                               $   3,914                 $   7,299
      Billed but uncollected......................                    9,742                    11,527
   International customers........................                    1,385                     1,349
   Less allowance for doubtful accounts...........                     (470)                     (455)
                                                                   ----------               -----------
                                                                   $ 14,571                  $ 19,720
                                                                   ========                  ========

4.     MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories consist of the following:
                                                                              (In thousands)
                                                              September 30, 1998          March 31, 1998
                                                              ------------------          --------------
   Raw Materials and Spare Parts..................                   $  8,116                $   8,810
   Work in Process................................                      1,097                      684
   Finished Goods.................................                         34                      116
   Less allowance for potentially obsolete or
   overstocked inventory..........................                       (697)                    (771)
                                                                      -------                ---------
                                                                      $ 8,550                $   8,839
                                                                      =======                =========

5.     NOTE PAYABLE TO BANK

The Company has a committed credit facility of $10,000,000 with Seafirst National Bank of Washington ("Seafirst"), scheduled to expire on January 4, 1999. The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, working capital and debt ratio. Borrowings bear interest at the Seafirst prime rate, the LIBOR rate plus 2.0%, or other specified rates, at the Company's option. The Company pays a commitment fee of up to 0.25% on the unused portion of the facility. At September 30, 1998 and

March 31, 1998, the Company had an outstanding balance of $3,060,000 and $5,245,000, respectively, under this facility at a weighted average borrowing rate of 7.73% and 7.69%, respectively.

In addition, at September 30, 1998 the Company had an outstanding $500,000 letter of credit under this facility, expiring April 15, 1999, to secure payments under an insurance policy. No amounts have been drawn on this letter of credit.

The Company has been informed by Seafirst that the existing credit facility will not be renewed. The Company has accepted a proposal from Wells Fargo Bank, N.A. for a replacement line of credit for up to $10,000,000. The lender is completing its due diligence and the Company expects to have the replacement credit facility in place prior to January 4, 1999.

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

INTERNAL REVENUE SERVICE EXAMINATION. Pursuant to the completion of an Internal Revenue Service examination of the Company's Federal Income Tax return for fiscal 1994, the Company filed amended income tax returns for fiscal years 1991 through 1995 in December 1996, claiming additional income tax refunds. The Internal Revenue Service has commenced a new examination of these amended returns. As a result, income tax refunds of $518,000, including a refund related to loss carry-backs from fiscal 1996, are being examined and the Company cannot be assured of receiving such refunds. The Company has agreed to certain adjustments which will not result in a material adverse adjustment to the Company's income tax calculations, and has been informed that no further adjustments will be proposed. However, the Company has not yet agreed to a final examiner's report.

CONTRACTUAL COMMITMENTS. Certain contracts were signed in December 1997 for consulting service related to the installation of new computer software in 1998. As of September 30, 1998, total remaining expenditures required in fiscal 1999 to implement the new computer system, including these contracts as well as internal labor, travel, and training costs, are expected to aggregate approximately $800,000.

OTHER. The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.
                                       9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


REVENUES

Consolidated revenues decreased 9% in the second quarter of fiscal 1999, compared to the same period in fiscal 1998. Consolidated revenues increased 4% in the first six months of fiscal 1999, compared to the same period in fiscal 1998.

NORTH AMERICAN OPERATIONS. Revenue from North American operations decreased to $17.1 million in the second quarter of fiscal 1999, compared to $19.3 million in the same period of the prior year. Revenues from installation and replacement services in North America, primarily from FlowMole(R) guided boring services, decreased to $12.0 million in the second quarter of fiscal 1999, compared to $14.0 million in the same period of fiscal 1998. Revenues from repair and restoration services in North America, primarily from CableCure(R) injection services, decreased to $5.0 million in the second quarter of fiscal 1999, compared to $5.3 million in the same period of fiscal 1998.

Revenues from installation and replacement services in North America increased to $28.0 million in the first six months of fiscal 1999 compared to $26.2 million in the same period of fiscal 1998. Revenues from repair and restoration services in North America decreased to $9.6 million in the first six months of fiscal 1999 compared to $9.7 million in the same period of fiscal 1998.

During the second quarter of fiscal 1999, the Company completed the work allocated for the calendar year by its largest customer, Florida Power & Light ("FPL"). The Company maintained certain levels of overhead in anticipation of additional work from FPL in 1998. The work was not forthcoming and the Company incurred losses as a result. The Company will continue to maintain overhead at current levels to support expected future work levels. Unless work levels are increased or overhead expenses are decreased, the Company will continue to incur losses with respect to its Florida operations. Revenue from Florida operations was $4.8 million in the second quarter of fiscal 1999, compared to $6.3 million in the same period of the prior year. Revenue from Florida operations was $14.2 million in the first six months of fiscal 1999 compared to $10.2 million in the same period of the prior year. The March 1998 cancellation of contracts with Washington Gas Company also adversely affected revenues contributing to a decrease in installation and replacement revenues in the second quarter and first six months of fiscal 1999 of $2.4 million and $4.5 million, respectively, compared to the same periods of the prior year.

The Company expects to be assigned work by FPL in calendar 1999 at levels similar to calendar 1998. Revenues from FPL were $22.8 million in the first nine months of calendar 1998. FPL's budget for calendar 1999 is expected to be approved in November 1998. Accordingly, the amount of work that FPL will assign to the Company cannot currently be guaranteed at any level. FPL has indicated that it will seek competitive bids for substantial portions of the work, and the Company therefore cannot be assured that it will retain its existing share of FPL's work.

INTERNATIONAL OPERATIONS. Revenues from international operations increased to $1.8 million in the second quarter of fiscal 1999, compared to $1.4 million in the same period of fiscal 1998, due primarily to increased revenues from sales of FlowMole equipment to customers in Asia and Europe. During fiscal 1998, the Company was transitioning its equipment manufacturing to outside vendors and after completing sales in the first quarter of fiscal 1998, had no available new equipment to sell before September 1997.

Revenues from international operations decreased to $3.3 million in the first six months of fiscal 1998 compared to $3.6 million in the same period of the prior year, due primarily to decreased revenue from international sales of equipment.

GROSS PROFIT

Gross profit decreased 76% in the second quarter of fiscal 1999, compared to the same period in fiscal 1998. Gross profit decreased 19% in the first six months of fiscal 1999, compared to the same period in fiscal 1998.

NORTH AMERICAN OPERATIONS. Gross profit from installation and replacement services decreased in the second quarter of fiscal 1999 compared to the same period of fiscal 1998.

The Company was not able to reduce the costs of Florida operations in line with the reduction in revenues, in part due to focusing crews and administrative staff in Florida on job completion, invoicing and collections. In addition, the Company incurred extra costs to temporarily relocate several Florida crews to other regions. Furthermore, the Company chose to maintain a level of overhead costs in Florida consistent with the expectation of increased levels of business in the future. This produced a severe adverse effect on gross profit from North American operations. The results for the third quarter of fiscal 1999 are expected to be severely affected as well, as the Company cannot anticipate any measurable increase in revenues from Florida operations before January 1999, and continues to maintain a sufficient infrastructure in Florida to be able to respond in the event an increase of business is experienced at that time.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the second quarter of fiscal 1999 increased compared to the same period of the prior year due to higher revenue levels, but decreased slightly as a percentage of revenues due to the mix of revenues. Gross Profit from European service operations are typically higher than from international sales of FlowMole equipment and spare parts.

Gross profit from international operations increased for first six months of fiscal 1999 due to the increased revenues from European service operations, which more than offset the impact of having less revenue from equipment sales.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 8% in the second quarter of fiscal 1999, compared to the same period of fiscal 1998. Total operating expenses increased 12% in the first six months of fiscal 1999 compared to the same period of fiscal 1998. The increase in selling, general and administrative expenses in fiscal 1999 was primarily generated by increased spending on corporate projects designed to support the Company's planned growth, including costs associated with the selection of a new management information system. The higher level of research and engineering expense in fiscal 1999, while not a significant increase in total dollars spent, reflected increased spending on new electronic guidance devices for the Company's FlowMole equipment.

Other income (expense), net, was a net expense of $128,000 and $262,000 in the second quarter and the first six months of fiscal 1999, respectively, compared to expense of $110,000 and $181,000 in the same periods of the prior year. This change was a result of increased interest expense due primarily to new capital leases related to the financing of a portion of the Company's new drilling systems.

INCOME (LOSS) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded a pretax loss of $1,911,000 in the second quarter of fiscal 1999, compared to a pretax loss of $320,000 in the same period of fiscal 1998. The Company recorded pretax loss of $1,887,000 in the first six months of fiscal 1999 compared to a pretax loss of $587,000 in the same period of fiscal 1998.

INCOME TAX EXPENSE (BENEFIT)

The Company would normally expect an effective income tax rate of approximately 40% on positive pretax income. This exceeds the federal statutory rate due to the impact of state income taxes and nondeductible expenses. The Company has provided a valuation allowance against the full amount of the Company's net deferred tax assets.

Accordingly, no tax benefits were recorded against operating losses generated in fiscal 1998 and in the first six months of fiscal 1999.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded a net loss of $1,902,000 in the second quarter of fiscal 1999, compared to a net loss of $320,000 in the same period of fiscal 1998. The Company recorded a net loss of $1,887,000 in the first six months of fiscal 1999 compared to net loss of $588,000 in the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had unused sources of liquidity consisting of $1,216,000 in cash and cash equivalents and an available balance on its committed line of credit of $6,440,000. This compares to $528,000 in cash and cash equivalents and an available balance on its committed line of credit of $4,755,000 at March 31, 1998. Uses of cash during the second quarter of fiscal 1999 primarily related to capital expenditures of $800,000. During the three and six months ended September 30, 1998, the Company substantially reduced its level of outstanding receivables to generate cash from operations. However, further reductions of that magnitude are not expected.

Capital expenditures in the six months ended September 30, 1998 primarily included costs associated with the Company's plan to replace virtually all of its management information systems with new enterprise-wide software. The Company has determined that some of its management information systems do not accurately adjust for the Year 2000, and has commenced a project to replace its management information systems in its entirety. The software selected is certified by the vendor to be Year 2000 compliant. The implementation of the new system is scheduled for November 1998. The Company does not anticipate any material charge to earnings associated with writing off the net book value of capitalized hardware and software costs.

The Company relies on cash flow from operations and lease financing, in addition to its line of credit, to fund operations. The Company believes that its lease facility and line of credit, together with cash flow from operations, will be adequate to meet its financing needs for the foreseeable future. There can be no assurance that these facilities or similar replacement facilities will continue to be available on terms acceptable to the Company or at all. The Company's financial performance will be a key factor in determining the availability of such facilities. If either facility became unavailable to the Company, or if the Company is required to seek additional capital to fund anticipated growth, the Company would be required to seek other sources of public or private capital. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to restrict or eliminate plans for expansion and other aspects of its operations or may be unable to meet its financial obligations on a timely basis.

The Company's bank credit facility expires on January 4, 1999 and will not be renewed. The Company has accepted a proposal for a replacement credit facility and expects the lender to complete its due diligence and approve the new credit facility in December 1998. There can be no assurance that the lender will not cancel its offer of credit. Also, although three other potential lenders submitted similar proposals to the Company, there can be no assurance that those offers will continue to be available.

REVIEW AND OUTLOOK

     INSTALLATION AND REPLACEMENT SERVICES. The Company anticipates that opportunities to add installation and replacement services for existing customers will be the primary source of growth in the near future, especially from existing customers who utilize CableCure services. The Company expects FPL to continue to be a significant customer in calendar 1999 and future years. Also, there can be no assurances that competition, budgetary factors or other matters will not reduce the level of work performed for FPL. Also, the Company's revenue levels and the weighted average number of crews in operation on any given day, will be affected by a number of factors, including weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

     REPAIR AND RESTORATION SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process, including an increased level of work under "Test, Treat or Replace" contracts. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. The Company's ten largest CableCure customers account for the majority of the Company's CableCure revenues. CableCure revenues in Florida will be a key factor in determining growth in consolidated CableCure revenues in calendar 1999. The Company expects to see increased volumes from new customers in calendar 1999, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under COMPETITION, SEASONAL FACTORS, UTILITIES' BUDGETARY CONSIDERATIONS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

      INTERNATIONAL OPERATIONS. Due to adverse developments affecting the general economy in many Asian countries, the Company cannot predict the level of equipment sales in the foreseeable future. However, the Company does expect equipment sales to continue at some modest level. Company management expects most of its international growth to come from CableCure services in Europe.

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

     SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing its CableCure services at certain times of the year. Such factors severely impacted the Company's operations in the fourth quarter of fiscal 1998. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter and have overridden these factors in calendar 1998. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

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

     AVAILABILITY OF QUALIFIED EMPLOYEES. The Company's President and Chief Executive Officer resigned October 30, 1998 and the Company's Senior Vice President and Secretary resigned effective November 13, 1998 and both positions must be filled with permanent replacements. There can be no assurance that such additional management will be identified and retained by the Company. In addition, the Company's ability to provide high-quality services on a timely basis requires an adequate supply of skilled laborers, equipment operators, journeymen linemen and project managers. Accordingly, the Company's ability to increase its productivity and profitability will be limited by its ability to employ, train and retain skilled personnel necessary to meet the Company's requirements. Many companies in the Company's industry are currently experiencing shortages of qualified personnel, and there can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled personnel or that the Company will not have to curtail its planned internal growth as a result of labor shortages.

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

    FLORIDA SUBCONTRACT NEGOTIATIONS. The Company is party to an agreement (the "underlying agreement") under which it utilizes a single Florida-based subcontractor for performance of certain CableCure injection tasks for FPL through January 2000. The underlying agreement calls for the Company to pay the subcontractor a percentage of the amount charged to FPL for certain services defined in the underlying agreement. The Company agreed to new pricing in its contract with FPL in the first quarter of fiscal 1998. The Company is in a dispute with this subcontractor over amounts to be paid to the subcontractor effective April 1, 1997. An interim agreement, subject to retroactive adjustments, was agreed to by the Company and the subcontractor for the period April 1, 1997 to May 31, 1997. The subcontractor is continuing to perform the injection services required by the Company under the underlying agreement. The Company believes that payments made to the subcontractor subsequent to April 1, 1997 are in conformity with the underlying agreement. The subcontractor claims to be entitled to a percentage of additional amounts. On October 31, 1997, the Company filed suit against the subcontractor in Florida, seeking resolution of the price dispute, among other matters. There can be no assurance that the final price settled upon for payments to the subcontractor will not have a material adverse effect on the gross profit realized by the Company under its contract with FPL. Based on the footage injected by the subcontractor since April 1, 1997, management of the Company does not anticipate that the final resolution of this matter will result in any material adverse impact on its results of operations, or on the Company's consolidated financial position or liquidity.

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

YEAR 2000 DATA CONVERSION. The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or construction equipment used by its crews that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions with third parties or engage in similar normal business activities.

During 1997, the Company initiated a project to address the Year 2000 issue that encompasses operating and administrative areas of the Company. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant customers and suppliers.

INTERNAL INFRASTRUCTURE. The Company has determined that its propriety equipment used by FlowMole and CableCure crew does not rely on date sensitive software. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with is internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of replacing systems that have been identified as adversely affected. On November 2, 1998, the Company converted its enterprise wide information systems to newly installed software certified by the vendor to be Year 2000 compliant. Out of an estimated total project cost of $2.5 to $3 million including internal labor, travel and training costs, about $800,000 remained to be spent as of September 30, 1998.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these other internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

CUSTOMERS. The Company is preparing to implement a communications plan with its customers to attempt to identify and resolve, if possible, issues associated with the Year 2000. If the Company's customers are unable to resolve Year 2000 issues, those customers could have difficulty preparing new work packages for issuance to the Company or approving and paying invoices for the Company's services. The Company's revenues and cash flows from operations could be severely affected as a result. The Company's customers primarily consist of large utility companies who are expending substantial resources to solve Year 2000 problems. However, there can be no assurance that the Company will be able to identify if its customers have Year 2000 problems that will affect the Company. Also, even if such problems are identified, the Company may not be able to influence its customers to prioritize a timely solution to Year 2000 problems that are identified. Any failure of customers to resolve Year 2000 issues in a timely matter could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

SUPPLIERS. The Company has initiated communications with third party suppliers of the products and financial services used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. The Company believes that its major suppliers are adequately addressing their Year 2000 exposure. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers, any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among theses devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2. a lesser number of serious system failures that may require significant efforts by the Company's customers to prevent or alleviate material business disruptions.

CONTINGENCY PLANS. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its customers or major vendors. The Company expects to complete its contingency plans by June 30, 1999. These plans could include increased work hours for Company personnel or use of contract personnel to provide manual workaround for customer work release systems or invoice approval processes, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

        In April 1998 the Court denied defendants' Motion to Dismiss (with the limited exception of UTILX's prayer for attorneys fees which was dismissed without prejudice). Discovery has progressed with UTILX obtaining production of certain documents of PCR. UTILX was required to file a Motion to Compel Discovery to obtain access to additional records PCR had objected to producing. The Motion to Compel was granted in April 1998 and PCR's Motion for Reconsideration of the Order Compelling Discovery was denied in May 1998. The review of additional records commenced in June 1998. PCR has requested and received documents from UTILX. Additionally, UTILX conducted depositions of PCR employees in April 1998 and July 1998 and additional depositions are scheduled. PCR has deposed one UTILX representative and one FPL representative has also been deposed. The case has been placed on the two week trial calendar for January 18, 1999. Discovery and other pretrial activities must be completed before then. PCR filed a Motion to Compel Arbitration of a portion of the case (i.e., issues relating to a subcontract for the period from March 1996 to March
1997). The motion was originally denied, but then granted when reviewed in October 1998. A portion of the case dealing with work under a subcontract between PCR and UTILX from March 1996 to March 1997 will be arbitrated. UTILX will proceed rapidly with the AAA to process arbitration. The District Court case will be temporarily stayed pending the arbitration..

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


                                               UTILX CORPORATION
                                        --------------------------------
                                                 (Registrant)


Date: November 9, 1998                  By:/s/ William M. Weisfield
                                           -------------------------------------
                                             William M. Weisfield, President and
                                                 Chief Executive Officer


Date: November 9, 1998                  By:/s/ Larry D. Pihl
                                           -------------------------------------
                                             Larry D. Pihl, Vice President and
                                                 Chief Financial Officer

                               UTILX CORPORATION


    As Filed with the Securities and Exchange Commission on November 13, 1998

                                                                File No. 0-16821

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              ---------------------

                                    EXHIBITS

                                       TO

                           QUARTERLY REPORT FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934


                              ---------------------



                                UTILX CORPORATION

                                INDEX TO EXHIBITS



         EXHIBIT
          NUMBER                DESCRIPTION
        ---------              -------------
           27.1          Financial Data Schedule.  Filed herewith.