Form 10-Q
period 1998-12-31
UTILX CORP
filed 1999-02-16
CIK 821361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                           -----------------------------

                                     FORM 10-Q

     (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

                                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________to_________________

                           Commission File Number 0-16821

                                 UTILX CORPORATION
               (Exact Name of Registrant as Specified in Its Charter)

       DELAWARE                                       91-1171716
(State of Incorporation)               (I.R.S. Employer Identification Number)

      22820 RUSSELL ROAD (98032)
           P. O. BOX 97009
    KENT, WASHINGTON  98064-9709                      (253) 395-0200
(Address of Principal Executive Offices)     (Registrant's Telephone Number)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

As of December 31, 1998, 7,425,560, shares of Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


     ITEM                                                                                           PAGE
     ----                                                                                           ----
                                     PART I
                              FINANCIAL INFORMATION

1.   Financial Statements

     Consolidated Balance Sheet
     December 31, 1998 and March 31, 1998........................................................     3

     Consolidated Statement of Operations
     For the Three Months Ended
     December 31, 1998 and 1997..................................................................     4

     Consolidated Statement of Operations
     For the Nine Months Ended
     December 31, 1998 and 1997..................................................................     5

     Consolidated Statement of Cash Flows
     For the Nine Months Ended
     December 31, 1998 and 1997..................................................................     6

     Notes to Consolidated Financial Statements..................................................     7

2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................    10

3.   Quantitative and Qualitative Disclosure About Market Risks..................................    16

                                 PART II
                            OTHER INFORMATION

1.   Legal Proceedings...........................................................................    16

2.   Changes in Securities and Use of Proceeds...................................................    16

3.   Defaults Upon Senior Securities.............................................................    16

4.   Submission of Matters to a Vote of Security Holders.........................................    16

5.   Other Information...........................................................................    17

6.   Exhibits and Reports on Form 8-K............................................................    17

     Signatures..................................................................................    18

     Exhibit Index


PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                            CONSOLIDATED BALANCE SHEET
                          DECEMBER 31 AND MARCH 31, 1998
                           (IN THOUSANDS, EXCEPT SHARES)
                                     ASSETS

                                                                                   DECEMBER 31            MARCH 31
                                                                                   -----------            --------
Current assets:                                                                    (UNAUDITED)
     Cash and cash equivalents.............................................         $     670             $    528
     Accounts receivable, trade............................................            13,436               19,720
     Materials, supplies and inventories...................................             8,253                8,839
     Income taxes receivable...............................................               456                  433
     Prepaid expenses and other............................................               373                  284
                                                                                    ---------             --------
         Total current assets .............................................            23,188               29,804

Equipment and improvements, net............................................            13,456               13,091
Other assets, net..........................................................               377                  584
                                                                                    ---------             --------
         Total assets .....................................................         $  37,021             $ 43,479
                                                                                    ---------             --------
                                                                                    ---------             --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank..................................................         $   5,280            $   5,245
     Current portion of capital lease obligations..........................             1,061                  839
     Accounts payable......................................................             2,072                3,993
     Accrued liabilities...................................................             6,142                5,475
                                                                                    ---------            ---------
         Total current liabilities.........................................            14,555               15,552

Capital lease obligations, net of current portion..........................             2,464                2,224
Other long-term liabilities................................................               910                  872
                                                                                    ---------            ---------
            Total liabilities..............................................            17,929               18,648
                                                                                    ---------            ---------

Commitments and Contingencies (Note 6):

Stockholders' equity:
     Common Stock, $0.01 par value
         (authorized 25,000,000 shares)....................................                74                   74
     Additional paid-in capital............................................            18,521               18,469
     Retained earnings.....................................................             1,038                6,790
     Cumulative foreign currency translation adjustment....................              (541)                (502)
                                                                                    ---------            ---------
         Total stockholders' equity........................................            19,092               24,831
                                                                                    ---------            ---------
              Total liabilities and stockholders' equity...................         $  37,021            $  43,479
                                                                                    ---------            ---------
                                                                                    ---------            ---------

     Common Stock issued and outstanding...................................         7,418,666            7,407,760


               (See Notes to Consolidated Financial Statements)

                              UTILX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                                       1998                  1997
                                                                                       ----                  ----
Revenues......................................................................      $  17,065             $  22,577
Cost of revenues..............................................................         17,822                19,354
                                                                                    ---------             ---------

     Gross profit.............................................................           (757)                3,223
                                                                                    ---------             ---------

Operating expenses:
     Selling, general and administrative......................................          2,697                 2,167
     Research and engineering                                                             193                   156
                                                                                    ---------             ---------
         Total operating expenses.............................................          2,890                 2,323
                                                                                    ---------             ---------

Operating income (loss) ......................................................         (3,647)                  900

Other expense, net............................................................           (210)                 (145)
                                                                                    ---------             ---------

Income (loss) before income taxes.............................................         (3,857)                  755
Income tax provision..........................................................              0                     0
                                                                                    ---------             ---------

Net income (loss).............................................................      $  (3,857)            $     755
                                                                                    ---------             ---------
                                                                                    ---------             ---------

Earnings( loss) per share (Note 2):
     Basic....................................................................      $    (.52)            $     .10
     Diluted..................................................................      $    (.52)            $     .10


CALCULATION OF COMPREHENSIVE INCOME (LOSS):

     Net Income (loss)........................................................      $  (3,857)            $     755
     Change in cumulative foreign currency
              translation adjustment, net.....................................            (95)                   44
                                                                                    ---------             ---------
     Comprehensive Income (loss)..............................................      $  (3,952)            $     799
                                                                                    ---------             ---------
                                                                                    ---------             ---------

                  (See Notes to Consolidated Financial Statements)

                               UTILX CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       1998                  1997
                                                                                       ----                  ----
Revenues......................................................................      $  57,974             $  62,078
Cost of revenues..............................................................         55,722                55,119
                                                                                    ---------             ---------

     Gross profit.............................................................          2,252                 6,959
                                                                                    ---------             ---------

Operating expenses:
     Selling, general and administrative......................................          6,977                 6,022
     Research and engineering.................................................            547                   443
                                                                                    ---------             ---------

         Total operating expenses.............................................          7,524                 6,465
                                                                                    ---------             ---------

Operating income (loss) ......................................................         (5,272)                  494

Other expense, net............................................................           (472)                 (326)
                                                                                    ---------             ---------

Income (loss) before income taxes.............................................         (5,744)                  168
Income tax provision..........................................................              0                     1
                                                                                    ---------             ---------

Net income (loss).............................................................      $  (5,744)            $     167
                                                                                    ---------             ---------
                                                                                    ---------             ---------
Earnings( loss) per share (Note 2):
     Basic....................................................................      $    (.77)            $     .02
     Diluted..................................................................      $    (.77)            $     .02


CALCULATION OF COMPREHENSIVE INCOME (LOSS):

     Net Income (loss)........................................................      $  (5,744)            $     167
     Change in cumulative foreign currency
              translation adjustment, net.....................................            (39)                    4
                                                                                    ---------             ---------
     Comprehensive Income (loss)..............................................      $  (5,783)            $     171
                                                                                    ---------             ---------
                                                                                    ---------             ---------


               (See Notes to Consolidated Financial Statements)

                               UTILX CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                       1998                  1997
                                                                                       ----                  ----
OPERATING ACTIVITIES:
     Net income (loss)........................................................      $  (5,744)            $     167

      Adjustments to reconcile to net cash provided by (used in) operating activities:
         Depreciation and amortization........................................          3,454                 3,017
         Other non-cash expenses, net ........................................             37                    54
         Changes in assets and liabilities....................................          6,230                (3,704)
                                                                                    ---------             ---------

         Total adjustments....................................................          9,721                  (633)
                                                                                    ---------             ---------

              Net cash provided by (used in) operating activities.............          3,977                  (466)
                                                                                    ---------             ---------

INVESTING ACTIVITIES:
     Cost of additions to equipment...........................................         (2,504)               (2,936)
     Proceeds from sale of equipment..........................................             42                     0
                                                                                    ---------             ---------

              Net cash used in investing activities...........................         (2,462)               (2,936)
                                                                                    ---------             ---------

FINANCING ACTIVITIES:
     Net borrowings on note payable...........................................             35                 2,475
     Issuance of Common Stock.................................................             52                   117
     Net decrease in book overdraft...........................................           (742)                    0
     Principal payments on capital leases.....................................           (712)                 (148)
                                                                                    ---------             ---------

              Net cash provided by (used in) financing activities.............         (1,367)                2,444
                                                                                    ---------             ---------

EFFECT ON CASH FLOWS
   OF CHANGES IN EXCHANGE RATES...............................................             (6)                    8
                                                                                    ---------             ---------

     Net increase (decrease) in cash and cash equivalents.....................            142                  (950)

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................................            528                 1,490
                                                                                    ---------             ---------

     End of period............................................................      $     670             $     540
                                                                                    ---------             ---------
                                                                                    ---------             ---------



                (See Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three month and nine-month periods ending December 31, 1998 and 1997. The statements should be read in conjunction with the March 31, 1998 audited consolidated financial statements included in the fiscal 1998 Annual Report on Form 10-K.

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

Earnings (loss) Per Share is calculated as follows:
Basic earnings (loss) per common share:


                                               Three Months Ended           Nine Months Ended
                                                  December 31,                 December 31,
                                              1998            1997          1998           1997
                                              ----            ----          ----           ----
Net income (loss)                            (3,857)            755        (5,744)           167

Divided by weighted average common
shares outstanding                             7,426          7,208         7,419          7,194

Basic earnings (loss) per common share          (.52)           .10          (.77)           .02


Diluted earnings (loss) per common share:


                                               Three Months Ended            Nine Months Ended
                                                   December 31,                December 31,
                                              1998            1997          1998           1997
                                              ----            ----          ----           ----
Net income (loss)..................          (3,857)           755         (5,744)          167
                                             ------         ------         ------        ------

Weighted average common shares
        outstanding................           7,426          7,208          7,419         7,194

Stock options and warrants assumed
        exercised - net,
        if dilutive                               0            350              0           350
                                             ------         ------         ------        ------

Total diluted shares outstanding...           7,426          7,558          7,419         7,544
                                             ------         ------         ------        ------
                                             ------         ------         ------        ------

Diluted earnings (loss) per
        common share...............           (.52)            .10           (.77)          .02
                                             ------         ------         ------        ------
                                             ------         ------         ------        ------



3.  ACCOUNTS RECEIVABLE

Accounts receivable, trade, net consist of the following:


                                                       (In thousands)
                                             December 31, 1998   March 31, 1998
                                             -----------------   --------------
North American customers:
   Completed work not yet billed...........      $  5,708           $  7,299
   Billed but uncollected..................         6,574             11,527
International customers....................         1,641              1,349
Less allowance for doubtful accounts.......          (487)              (455)
                                                 --------           --------
                                                 $ 13,436           $ 19,720
                                                 --------           --------
                                                 --------           --------

4.       MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories consist of the following:


                                                      (In thousands)
                                             December 31, 1998     March 31, 1998
                                             -----------------     --------------
Raw Materials and Spare Part..............       $ 8,544              $ 8,810
Work in Process...........................           278                  684
Finished Goods............................            27                  116
Less allowance for potentially
       obsolete or overstocked
       inventory..........................          (596)                (771)
                                                 -------              -------
                                                 $ 8,253              $ 8,839
                                                 -------              -------
                                                 -------              -------


5.   NOTE PAYABLE TO BANK

The Company has a committed credit facility of $7,500,000 from Seafirst National Bank of Washington ("Seafirst"), which initially expired on January 4, 1999 but was extended to April 4, 1999. At December 31, 1998, the Company was not in compliance with certain financial covenants under this facility including tangible net worth, working capital and debt ratio. However, subsequent to December 31, 1998, the Company negotiated an extension of the line of credit to April 4, 1999 and a modification of terms and covenants. The agreement is collateralized by the Company's inventory and accounts receivable. The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of tangible net worth, working capital and debt ratio. Borrowings bear interest at the Seafirst reference rate plus 2%. The Company pays a commitment fee of up to 0.25% on the unused portion of the facility. At December 31, 1998 and March 31, 1998, the Company had an outstanding balance of $5,280,000 and $5,245,000, respectively, under this facility at a weighted average borrowing rate of 7.75% and 7.69%, respectively.

In addition, at December 31, 1998 the Company had an outstanding $500,000 letter of credit under this facility, expiring April 15, 1999, to secure payments under an insurance policy. No amounts have been drawn on this letter of credit.

The Company has been informed by Seafirst that the existing credit facility will not be renewed. The Company has accepted a proposal from NationsCredit Commercial Corporation for a replacement line of credit for up to $12,000,000. The lender is completing its due diligence and the Company expects to have the replacement credit facility in place prior to April 4, 1999.

6.   COMMITMENTS AND CONTINGENCIES

FLORIDA SUBCONTRACT SETTLEMENTS. In December 1998, the Company executed a settlement agreement with a subcontractor. The Company will pay the subcontractor $1,000,000 in four equal installments over two years. The subcontractor has agreed to dismiss an ongoing dispute over the amount to be paid to the contractor for injection services performed subsequent to April 1, 1997, and to desist from competing against the Company for seven years. The Company had previously accrued $443,000 for this dispute and realized expense of $292,000 in the quarter ended December 31, 1998.

INTERNAL REVENUE SERVICE EXAMINATION. Pursuant to the completion of an Internal Revenue Service examination of the Company's Federal Income Tax return for fiscal 1994, the Company filed amended income tax returns for fiscal years 1991 through 1995 in December 1996, claiming additional income tax refunds. The Internal Revenue Service completed its examination of these amended returns in December 1998. As a result, income tax refunds of $180,000, including a refund related to loss carry-backs from fiscal 1996 are expected in February 1999. The Company has agreed to the final examiner's report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Consolidated revenues decreased 24% in the third quarter of fiscal 1999, compared to the same period in fiscal 1998. Consolidated revenues decreased 7% in the first nine months of fiscal 1999, compared to the same period in fiscal 1998.

NORTH AMERICAN OPERATIONS. Revenue from North American operations decreased to $15.5 million in the third quarter of fiscal 1999, compared to $21.1 million in the same period of the prior year

During the third quarter of fiscal 1999, the Company completed the work allocated for the calendar year by its largest customer, Florida Power & Light ("FPL"). The Company maintained certain levels of overhead in anticipation of additional work from FPL in 1999 and the Company incurred losses as a result. Revenue from Florida operations was $2.8 million in the third quarter of fiscal 1999, compared to $6.9 million in the same period of the prior year. Revenue from Florida operations was $17.0 million in the first nine months of fiscal 1999 compared to $13.6 million in the same period of the prior year. The March 1998 cancellation of contracts with Washington Gas Company also adversely affected revenues contributing to a decrease in installation and replacement revenues in the third quarter and first nine months of fiscal 1999 of $2.3 million and $6.8 million, respectively, compared to the same periods of the prior year.

In December 1998, FPL informed the Company that they would be awarded all of FPL's statewide underground cable injection and replacement work for a three year period, beginning January 1, 1999. The scope of the work is similar to the scope of work performed by the Company in 1997 and 1998 although the current contract does not include guaranteed volumes and issued work orders are cancelable without notice. Work commenced on January 4, 1999.

INTERNATIONAL OPERATIONS. Revenues from international operations increased to $1.6 million in the third quarter of fiscal 1999, compared to $1.5 million in the same period of fiscal 1998.

Revenues from international operations decreased to $4.8 million in the first nine months of fiscal 1998 compared to $5.1 million in the same period of the prior year, due primarily to decreased revenue from international sales of equipment.

GROSS PROFIT

Gross profit decreased $4.0 million or 123.7% in the third quarter of fiscal 1999, compared to the same period in fiscal 1998. Gross profit decreased $4.7 million or 67.5% in the first nine months of fiscal 1999, compared to the same period in fiscal 1998.

NORTH AMERICAN OPERATIONS.   Gross profit from installation and replacement
services decreased in the third quarter of fiscal 1999 compared to the same period of fiscal 1998.

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

INTERNATIONAL OPERATIONS. Gross profit from international operations in the third quarter of fiscal 1999 decreased slightly compared to the same period of the prior year primarily due to decreased revenue from sales of equipment.

Gross profit from international operations increased slightly for the first nine months of fiscal 1999 due to the increased gross profit from European service operations, which more than offset the impact of having less revenue from equipment sales.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 24.4% in the third quarter of fiscal 1999,
compared to the same period of fiscal 1998.   Total operating expenses
increased 16.4% in the first nine months of fiscal 1999 compared to the same period of fiscal 1998. The increase in selling, general and administrative expenses in fiscal 1999 was primarily generated by increased spending on corporate projects designed to support the Company's planned growth, including costs associated with the selection of a new management information system, as well as some non-recurring charges associated with certain severance benefits and the settlement of a lawsuit. The higher level of research and engineering expense in fiscal 1999, while not a significant increase in total dollars spent, reflected increased spending on new electronic guidance devices for the Company's FlowMole equipment.

Other expense net, was $210,000 and $472,000 in the third quarter and the first nine months of fiscal 1999, respectively, compared to expense of $145,000 and $326,000 in the same periods of the prior year. This change was a result of increased interest expense due primarily to new capital leases related to the financing of a portion of the Company's new drilling systems.

INCOME (LOSS) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded a pretax loss of $3.9 million in the third quarter of fiscal 1999, compared to a pretax income of $755,000 in the same period of fiscal 1998. The Company recorded pretax loss of $5.7 million in the first nine months of fiscal 1999 compared to a pretax income of $168,000 in the same period of fiscal 1998.

INCOME TAX PROVISION

The Company would normally expect an effective income tax rate of approximately 39% on positive pretax income. This exceeds the federal statutory rate due to the impact of state income taxes and nondeductible expenses. The Company has provided a valuation allowance against the full amount of the Company's net deferred tax assets. Accordingly, no tax benefits were recorded against operating losses generated in fiscal 1998 and in the first nine months of fiscal 1999.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded a net loss of $3.9 million in the third quarter of fiscal 1999, compared to a net income of $755,000 in
the same period of fiscal 1998.   The Company recorded a net loss of $5.7
million in the first nine months of fiscal 1999 compared to net income of $167,000 in the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had unused sources of liquidity consisting of $670,000 in cash and cash equivalents and an available balance on its committed line of credit of $1,715,000. This compares to $528,000 in cash and cash equivalents and an available balance on its committed line of credit of $4,755,000 at March 31, 1998. Uses of cash during the third quarter of fiscal 1999 primarily related to capital expenditures of $561,000 and funding of operating losses. During the nine months ended December 31, 1998, the Company substantially reduced its level of outstanding receivables to generate cash from operations. However, further reductions of that magnitude are not expected.

Capital expenditures in the nine months ended December 31, 1998 primarily included costs associated with the Company's plan to replace virtually all of its management information systems with new enterprise-wide software. The Company had determined that some of its management information systems did not accurately adjust for the Year 2000, and commenced a project to replace its management information systems in its entirety. The software selected is certified by the vendor to be Year 2000 compliant. The implementation of the new system was substantially completed in November 1998.

The Company relies on cash flow from operations and lease financing, in addition to its line of credit, to fund operations and capital expenditures. There can be no assurance that these facilities or similar replacement facilities will continue to be available on terms acceptable to the Company or at all. The Company's financial performance will be a key factor in determining the availability of such facilities. If either facility became unavailable to the Company, or if the Company is required to seek additional capital to fund anticipated growth, the Company would be required to seek other sources of public or private capital. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to restrict or eliminate plans for expansion and other aspects of its operations or may be unable to meet its financial obligations on a timely basis.

The Company's $7,500,000 bank credit facility will expire on April 4, 1999. The Company has been informed by Seafirst that such existing credit facility will not be renewed. The Company has accepted a proposal for a replacement credit facility and expects such lender to complete its due diligence and approve the new credit facility in March 1999. There can be no assurance that negotiations for this new credit facility will be successfully completed.

REVIEW AND OUTLOOK

     INSTALLATION AND REPLACEMENT SERVICES. The Company anticipates that opportunities to add installation and replacement services for existing customers will be the primary source of growth in the near future, especially from existing customers who utilize CableCure services. In mid December 1998, FPL informed the Company that they would award to the Company all of FPL's statewide underground cable injection and replacement work for a three year period, beginning January 1999. The Company expects FPL to continue to be a significant customer in calendar 1999 and future years. However, there can be no assurances that competition, budgetary factors or other matters, including cancellation of previously issued work orders, will not reduce the level of work performed for FPL. Also, the Company's revenue levels and the weighted average number of crews in operation on any given day, will be affected by a number of factors, including weather, pricing, competition, customer work release practices, soil and other work difficulty determinants, and permitting. See also the discussion under COMPETITION, SEASONAL FACTORS AND UTILITIES' BUDGETARY CONSIDERATIONS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

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

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions or siting of power production facilities, or from reductions in new housing starts, reductions in electric utility revenues due to mild weather, and general economic downturns, or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and accordingly adversely impact the Company's revenues and profits.
 Although the Company has broadened its customer base, one customer is expected to generate over 40% of the Company's consolidated revenues, and a small number of customers generate over 60% of its CableCure revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can interject substantial volatility into the Company's revenues and profits.

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

INTERNAL INFRASTRUCTURE.   The Company has determined that its propriety
equipment used by FlowMole and CableCure crews does not rely on date sensitive software. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with is internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has completed the process of replacing systems that have been identified as adversely affected. On November 2, 1998, the Company converted its enterprise wide information systems to newly installed software certified by the vendor to be Year 2000 compliant.

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

CUSTOMERS. The Company is preparing to implement a communications plan with its customers to attempt to identify and resolve, if possible, issues associated with the Year 2000. If the Company's customers are unable to resolve Year 2000 issues, those customers could have difficulty preparing new work packages for issuance to the Company or approving and paying invoices for the Company's services. The Company's revenues and cash flows from operations could be severely affected as a result. The Company's customers primarily consist of large utility companies who are expending substantial resources to solve Year 2000 problems. However, there can be no assurance that the Company will be able to identify if its customers have Year 2000 problems that will affect the Company. Also, even if such problems are identified, the Company may not be able to influence its customers to prioritize a timely solution to Year 2000 problems that are identified. Any failure of customers to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     UTILX CORPORATION VS. POWER CABLE RESTORATION, INC. AND RONALD E. ALESHIRE. On December 17, 1998, the Company settled a lawsuit it filed in Federal District Court in Florida on October 31, 1997 against Power Cable Restoration, Inc. ("PCR"), a contractor in Florida with whom the Company had a contract for certain cable injection services for FPL through January 2000, and Ronald E. Aleshire, a principal shareholder in PCR. The complaint alleged, among other things, certain breaches of contractual obligations and requested declaratory relief and a determination that the Company had sufficient grounds to terminate its contract with PCR.

     The settlement provides for the immediate termination of the contract between the Company and PCR and the payment by the Company to PCR of $1,000,000 in four equal installments in December 1998, August 1999, April 2000 and December 2000. In addition, the principal shareholders of PCR agreed not to compete with the Company for a seven-year period. The Company was paid approximately $45,000 in proceeds that had been held in escrow pending resolution of the pricing dispute between the parties.

     The Company is involved in other litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these other matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

     ITEM 5.  OTHER INFORMATION

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

             27.1    Financial Data Schedule.  Filed herewith.

             10.40 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National bank, dated February 4, 1999. Filed herewith.

             10.41 Settlement Agreement and Mutual Release of Claims between UTILX Corporation, Power Cable Restoration, Inc. and Ronald E. Aleshire, signed on December 30, 1998 and January 12, 1999. Filed herewith.

     (b)     Reports on Form 8-K:

             A Current Report on Form 8-K, dated November 9, 1998 was filed with the Securities and Exchange Commission reporting that the Company's Board of Directors had adopted a Stockholder Rights Plan.

             A Current Report on Form 8-K, dated November 10, 1998 was filed with the Securities and Exchange Commission reporting that Craig
             E. Davies, President and Chief Executive Officer, had left the Company to pursue other opportunities and resigned from the Company's Board of Directors.

             A Current Report on Form 8-K, dated December 4, 1998 was filed with the Securities and Exchange Commission reporting that the Company's Board of Directors had elected its Chairman, William
             M. Weisfield, to the permanent position of President and Chief Executive Officer.

                               UTILX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UTILX CORPORATION
                                      -----------------------------------------
                                                 (Registrant)


Date:  February 4, 1999               By:/s/ William M. Weisfield
                                      -----------------------------------------
                                      William M. Weisfield, Chairman, President
                                      and Chief Executive Officer


Date:  February 4, 1999               By:/s/ Darla Vivit Norris
                                      -----------------------------------------
                                      Darla Vivit Norris, Senior Vice President
                                      and Chief Financial Officer