Form 10-K
period 1999-03-31
UTILX CORP
filed 1999-06-23
CIK 821361

                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-K
                                  (MARK ONE)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                March 31, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________to _______________________

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

      Securities registered pursuant to Section 12 (b) or (g) of the Act:
                          COMMON STOCK, .01 PAR VALUE
                              (Class of Security)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 2, 1999, 7,431,560 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price quoted by the Nasdaq National Market on that date, was $24,617,043.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information from Registrant's definitive Proxy Statement, which involves the election of directors and which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, the close of Registrant's 1999 fiscal year, is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS


  ITEM

PART I

    1.  Business.........................................................   3

    2.  Properties.......................................................  12

    3.  Legal Proceedings................................................  12

    4.  Submission of Matters to a Vote of Security Holders..............  13

PART II

    5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters...........................................  13

    6.  Selected Financial Data..........................................  14

    7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  15

    7A. Quantitative and Qualitative Disclosures about Market Risk.......  24

    8.  Financial Statements and Supplementary Data......................  26

    9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................  42

PART III

    10. Directors and Executive Officers of the Registrant...............  43

    11. Executive Compensation...........................................  43

    12. Security Ownership of Certain Beneficial Owners and
           Management....................................................  43

    13. Certain Relationships and Related Transactions...................  43

PART IV

    14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...................................................  43

                                     PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

  Certain statements within the following description of the business of the Company and elsewhere in this Form 10-K constitute "forward-looking statements" that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions and strategies about the future. The words "believes," "anticipates," "expects," "intends," "plans'" "estimates," variations on such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict and may cause actual results to differ materially from those projected or anticipated by the statements made by the Company. Factors that could affect the Company's actual results include, among other things, competitive pressures, weather, regulatory and other matters affecting the utilities industry in general. See "Important Risk Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as the result of new information, future events or otherwise, or release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

  UTILX/(R)/ Corporation ("UTILX" or the "Company") was incorporated in Delaware in October 1984. UTILX provides specialty services and products to electric, telecommunications, natural gas, water, sewer, and other utilities in the United States and around the world, and drilling equipment to contractors and other users outside the U.S. The Company's primary business is installing, replacing, and restoring underground cables and pipes. Installation and replacement services are provided through the Company's FlowMole/(R)/ and conventional trenching services. The Company also provides its CableCure/(R) /service to utility customers to repair or prevent water damage and materially extend the life of electric and telephone cables. The Company acquired the worldwide exclusive licensing rights to the CableCure process in September 1991.

  In December 1986, the Company established FlowMole Limited, a wholly owned United Kingdom subsidiary headquartered in Corby, Northamptonshire, England through which it conducts its European operations. On March 31, 1999, the Company sold its FlowMole drilling operations and renamed the subsidiary UTILX Limited.

  The Company is currently enhancing its existing technologies and is developing new technologies in an effort to improve and expand the complementary services it offers through its nationwide network of operating and service centers.

The FlowMole Drilling Systems

  Each of the FlowMole trenchless drilling systems is a self-contained, mobile unit that can be maneuvered into areas often inaccessible to backhoes. A FlowMole drilling system is composed of:

  . the field power unit, a truck which supplies drilling fluid and hydraulic and electrical power;
  . the drilling unit, consisting of the drill head, drill pipe and steering controls, which drills tunnels and pulls in cable and pipe;
  . the locating equipment, which consists of an electromagnetic position-monitoring device that receives signals from a transmitter inside the drill head and identifies the position of the drill head;

  . the spoils removal equipment, when required, which is a truck-mounted spoils vacuum tank that removes displaced soil and fluid; and
  .   safety equipment, including a proprietary grounding and alarm system.

  The work itself generally consists of job planning, site preparation, drilling, locating and steering, reaming, utility installation and site restoration.

  Through its research and engineering efforts, the Company has been able to significantly increase the capabilities of the FlowMole drilling system and broaden the range of applications for which this use is cost-effective. The Company has developed upgraded systems which deliver greater horsepower to the drill head and provide greater pullback force. This increased downhole power, together with developments in the drill pipe, drill head, reamers, and other tools have enabled the Company to drill in a wider range of soil conditions, including certain sandy and rocky soils, and to drill tunnels up to 26 inches in diameter and 1,200 feet in length. Newly developed guidance systems have effectively removed most limitations associated with tunnel depth. Through the development of advanced electromagnetic guidance techniques, the Company has achieved significant improvements in the precision of its locating system, resulting in greater accuracy and increased efficiency in drilling tunnels.

  The FlowMole drilling system offers several benefits over conventional excavation technologies. In developed communities, underground drilling minimizes the need for expensive restoration of landscaping and other improvements, thereby reducing costs and improving customer relations for the utilities. The self-contained, fully mobile FlowMole drilling system can be maneuvered into areas often inaccessible to backhoes and other trenching equipment. The Company's drilling system is powerful and precise and, consequently, less likely than conventional equipment to damage existing utility cables and pipes. In addition, UTILX believes the FlowMole drilling system is state-of-the-art among trenchless drilling systems, with better drilling range, a more accurate guidance system, and a superior drilling fluid system that enables the FlowMole drilling system to operate in a greater variety of soils than other competitive equipment.

  The Company's technology is not appropriate or cost-effective when replacement without excavation is possible, where avoidance of surface disruption and difficulty of access are not factors, and for cables and utilities that can be installed at very shallow depths, such as those used for cable television and irrigation systems. The FlowMole drilling system currently cannot be used to install utilities in holes requiring diameters in excess of 26 inches and are less effective in rocky and very hard soil.

The CableCure Service

  UTILX offers two different CableCure fluids, CableCure/XL and CableCure/CB, to provide cable restoration services to utilities. The CableCure/XL fluid is a silicone-based fluid that is injected into electrical cables at a transformer or other termination point. The CableCure/XL fluid extends the life of electric cables by healing and preventing damage caused by water treeing, a type of progressive failure of the insulation caused by water absorption. In most instances, CableCure/XL treatment will be more cost-effective than immediate cable replacement. The CableCure/CB fluid is a silicone-based fluid which creates a barrier to moisture and is used in telecommunications and some electric network cables. The CableCure fluid is injected by the Company's specially trained crews, subcontractors and licensees.

  In September 1991, the Company acquired a worldwide exclusive license from Dow Corning Corporation ("Dow Corning") to market the CableCure process to utilities. Dow Corning holds the patents on both the CableCure/XL and CB fluids. UTILX holds, or has pending, patents on materials and processes associated with the treatment process. The Company also has exclusive agreements with electrical component manufacturers for patented or proprietary injection technology. UTILX knows of no competing products which either use similar technology or provide comparable benefits. However, there can be no assurance that a competing product is not under development or currently being marketed to select utility customers without the Company's knowledge, or that such a product will not be developed in the future.

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

  The use of CableCure fluids to extend cable life will reduce the size of the potential market for cable replacement available for FlowMole services. The Company believes, however, that it is able to offset any such reduction and expand the market for its services by offering the CableCure service to current customers as an additional service and to potential customers as a special service that distinguishes the Company from its competitors. For example, the Company offers a "Test, Treat or Replace" service combining both CableCure and FlowMole services. "Test, Treat or Replace" service provides for the evaluation of deteriorating cables ("Test") as to whether they are suitable injection candidates for CableCure fluid ("Treat") or whether the cables should be replaced using FlowMole service ("Replace") if the cable has been evaluated as unsuitable for injection.

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

The Market

  Overview. Cities and suburbs rely on an infrastructure of cables and pipes buried beneath streets, sidewalks, and landscaping to supply electric power, communications, natural gas, water and sewer services to individual homes and businesses. These networks were installed as the land was initially developed, using machinery such as a backhoe or trencher to dig a trench into which cables and pipes were laid. Over time, surface improvements such as roads, sidewalks, and landscaping make the use of conventional excavation techniques to repair, replace, or expand this infrastructure costly and disruptive.

  The Company recognized the limitations of traditional excavation methods for installing, replacing, or repairing utilities in established communities and developed a proprietary technology to serve this segment of the utility market. Demand for installation and replacement in developed areas is driven by two factors:

  .  Buried pipe and cable eventually degrade and need to be replaced.

  . Utility companies in fully developed areas seek to provide expanded services through the installation of additional telephone lines, the installation of electrical lines with greater capacity, or the extension of natural gas lines into areas previously unserved.

  Since the Company pioneered trenchless drilling technology for applications in the utility industry in 1985, the market has accepted trenchless technology to such an extent that it is now specified on certain jobs. In addition, UTILX believes that more and more utilities are outsourcing this type of work in order to become more efficient. Such outsourcing is frequently accomplished through an open and competitive bidding process between qualified suppliers to the utility customer. The Company also believes that there is a gradual and continuing trend among utilities to reduce the number of contractors with which they negotiate business, requiring contractors to offer both trenchless and traditional trenching capabilities. The Company has expanded its capabilities to provide trenching and other services to benefit from these trends.

  Electric Utilities. The Company's primary focus to date has been the treatment or replacement of direct-buried electric distribution cable which came into widespread use in the early 1960s, as utilities responded to community pressure to remove or avoid the use of unsightly overhead wires. In fiscal 1999, 79% of UTILX's total consolidated revenues came from the domestic electric utility industry. Published sources indicate that in excess of 50 million feet of electric cable have been buried each year since 1970. The Company believes that this direct-buried cable has an average underground life of 25 to 35 years and that cable failures will increase as the majority of the direct-buried cable approaches the end of its expected life.

  Cable failures generally result from deterioration of the inner plastic insulation caused by water absorption. Deterioration of the electric cable tends to be accelerated by high-voltage stress, high operating temperatures, and environmental factors such as lightning strikes. Once electric cable has failed, the cable may be repaired by splicing in order to restore service to customers. After several failures occur in an area, an electric utility generally finds that treatment or replacement of the entire cable is not only necessary for maintaining good customer relations, but cost-effective as well. For failures that result primarily from water absorption which causes "treeing" or progressive failure of the insulation, the CableCure chemical treatment process offers an alternative to replacing the cable and is a preventive treatment to avoid deterioration. See "The CableCure Service" in Part I, Item 1.

  Telecommunications. The Company's second largest market segment in fiscal 1999, comprising 7% of the Company's total consolidated revenue, was the domestic telecommunications industry. The volume of direct-buried telecommunications cable exceeds the volume of direct-buried electric cable but several factors differentiate this industry from the electric utility industry and serve to reduce the available market for the Company's services. These factors include lower cable failure rates, generally lower pricing per foot for installation and replacement projects, and the requirement for contractors to participate in work that is atypical for the industry. Notwithstanding these factors, demand exists for installation and replacement of telephone and fiber cable in developed areas that have a need for additional telecommunications services. In addition, the expansion of fiber optic and interactive communication networks has created demand for installation of new telephone cables. The Company anticipates that substantial demand for connections to the fiber optic network will occur in the future. The Company typically installs conduit in which the fiber optic cable is subsequently installed by UTILX, by other contractors, or by utility crews.

  The Company has grown and expanded in this market segment by offering turnkey service to telephone distribution and fiber loop providers. During fiscal 1999, U S West became a major customer with 6% of the Company's total consolidated revenues. The Company is also marketing CableCure/CB to the telecommunications industry. See "North America Marketing and Sales" included in Part I, Item 1.

  Gas Utilities. The Company's third largest market segment, comprising 5% of the Company's total consolidated revenue, is the installation of natural gas pipe in developed but previously unserved areas, where trenchless installation is generally more cost-effective than excavation. The Company offers full-service gas pipe installations, including fusion of installed pipe to existing mains, installation of residential service lines, and pressure testing including gas-up of the installed main. The Company believes that gas utilities will continue to market expansion of their services into unserved areas, creating more demand for the Company's FlowMole services. The Company believes it can distinguish itself from competitors for this work based on the quality of its service, particularly in terms of quick response to installation orders.

  Seasonal Factors. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling system or providing its CableCure services at certain times of the year. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

  Impact of Inflation and Changing Prices. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 2000.

  Other. The Company's services are also used by sewer and water utilities. The Company also provides services to contractors on special projects, such as those where the FlowMole drilling system's ability to drill under highways, railroad crossings and waterways makes it ideally suited.

North American Marketing and Sales

  The Company introduces its CableCure and FlowMole drilling services to potential customers through intensive sales efforts which consist of presentations to corporate engineering and operations staff and follow-up sales calls to district managers responsible for local construction programs. The Company may also perform small initial trial projects to acquaint first-time customers with the Company's services. Multiple contacts are generally required at both corporate and district levels over an extended period of time.

  Sales are conducted through East and West regional sales and operations organizations. Each regional sales organization has three dedicated field sales representatives as well as operations personnel who conduct sales activities as part of their general responsibilities. The Company also uses commissioned sales representatives in those locations or market segments where the use of Company-employed sales representatives would not be cost effective. Marketing support is provided to the regional offices by the Company's Kent, Washington headquarters for marketing communications, public relations and service-line support.

  In fiscal 1999, the Company provided services to 217 customers in North America. In fiscal 1999, sales to Florida Power & Light Company ("Florida Power & Light"), Virginia Electric and Power Company, and Alabama Power Company amounted to 29%, 12% and 8%, respectively, of the Company's total consolidated revenues. Domestic CableCure services accounted for 25% of the Company's total consolidated revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of revenues, net income and assets with respect to North American Operations, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

Backlog

  Current purchase orders and work orders in the CableCure and FlowMole businesses in North America typically provide for termination by the customer upon short notice. As a result, the Company believes that it is not able to provide a record of firm backlog of sales orders that would be a meaningful indicator of future revenues.

North American Operations Network

  The Company's basic strategy in North America is to offer customers, including other contractors, utility installation, repair, and restoration services utilizing CableCure injection technology by specially-trained Company crews or subcontractors and FlowMole drilling systems operated by the Company's own specially-trained crews. By using Company crews and specially-trained subcontractors, the Company can more easily implement changes in technology, operating procedures, training, and maintenance and facilitate feedback on the impact of such changes in the field.

  The Company believes that there is a trend in the industry towards requiring contractors to provide full service installation, replacement, and renovation capabilities including providing both trenchless and traditional excavation work, electrical craft work associated with cable installation, and fusion and pressure testing of gas pipe as options under a single master contract. The Company has increased its ability to perform these services in order to market an expanded package of service options to its customers.

  Operations in North America are divided into five major regions with 17 operations and service centers that have provided the Company's services to customers in 34 states and two provinces of Canada since the beginning of fiscal 1999. These centers operate with a high degree of autonomy and are responsible for performing utility services and managing day-to-day sales activities. Each center's field operations staff coordinates operations, including, on occasion, the movement of staff and equipment between operations centers to balance workload. FlowMole drilling system crews are based in these operations centers and typically consist of a crew manager with overall job responsibility, a field technician, and one or more assistants. CableCure injection crews are based at seven of these operations centers, with each injection crew consisting of two to four members. Since capital equipment requirements for CableCure injection crews are insignificant, the Company's capacity to perform injection services is largely a function of hiring and training qualified employees. A crew from an existing operations center generally provides service to customers in new areas on a remote basis. If a sufficient level of work develops in an area, the Company opens an operations center for that area.

  A significant portion of the Company's profitability is attributable to the productivity of its field crews. The Company expends a significant amount of time and resources on educational and training programs to maintain and improve the quality of its service and to promote safety. The Company has an incentive compensation system to reward operations managers, crew managers and crew members based on productivity, quality of service, safety and customer satisfaction.

  As of March 31, 1999, the Company had 127 FlowMole drilling systems available in North America. The Company also had a combination of owned and leased equipment (including backhoes, trenchers, and other conventional excavation equipment) to support 45 conventional excavation crews. Such equipment is also available to the Company on a monthly or other short-term rental basis from a variety of sources enabling the Company to add equipment to conventional crews without investing in any equipment purchase or long-term lease. Many of these crews, as well as other specialized crews, also are equipped to perform gas pipe fusion, termination of electric cables, or other services which the Company may offer to supplement its installation and replacement capabilities.

  The number of fully utilized crews in operation at any one time will be less than the total available due to market factors, downtime, lost time in transit between job sites, weather, manpower availability, planned backup, and other related factors. As of March 31, 1999, the Company had 90 drilling and excavation crews and 41 CableCure crews in operation.

International Operations

  The Company's international operations include direct performance of CableCure services in Western Europe, licensing of CableCure technology in Scandinavia, South Korea, and Poland, and international sales of FlowMole drilling systems and spare parts. The European CableCure operations are headquartered in Rinteln, Germany, which is a branch office of the Company's wholly owned subsidiary, UTILX Limited, based in Corby, Northamtonshire, England. International sales of CableCure services accounted for 4% of the Company's total consolidated revenues, while international sales of drilling equipment accounted for 3%.

  On March 31, 1999, the Company sold its FlowMole drilling business in the United Kingdom to a customer for cash totalling approximately $601,000. The Company recorded a gain on sale of approximately $24,000 related to this sale. The Corby office continues to handle FlowMole parts sales for Europe, Asia, and South America. For fiscal 2000, the Company has discontinued the sale of its FlowMole drills in the international marketplace. For a discussion of revenues, net income, and assets with respect to international operations, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Research and Engineering

  The Company is engaged in ongoing research to extend the applications for CableCure technology to new market segments including new cable manufacturing, telecommunication applications, on site diagnostic testing and metropolitan network systems. In addition, the Company is aggressively pursuing patents on new technology to further advance the performance, reliability and cost-effectiveness of the service. Dow Corning participates in selected research projects under the provisions of the exclusive license agreement, and may become the owner of future additional patents which could, at the Company's option, become subject to the existing license agreement.

  The Company's research and engineering department possesses expertise in various disciplines critical to the FlowMole drilling systems, such as machine design, hydraulics, electronics, fluid cutting, drilling and heavy equipment design. Engineers also work closely with field crews in research and engineering efforts. The Company has not depended on outside contractors to any substantial degree for expertise in any of these disciplines. However, in the future, the Company may look to leverage some of this intellectual property to forge alliances with partners who can offer tactical and strategic advantages in terms of new products and support.

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

  On April 2, 1996, the Company announced a decision to cease its in-house assembly of FlowMole drilling equipment in order to reduce overhead and inventory levels, as well as to improve operating cash flow. The Company issued purchase orders to a number of manufacturers for new FlowMole drilling systems that were delivered in fiscal 1998 and 1999. The Company has at least two suppliers capable of manufacturing each component of the FlowMole drilling system. The Company believes that this will allow it to obtain competitive pricing for equipment and to mitigate any adverse impact of a single supplier's inability to meet delivery schedules or to conform to the Company's quality specifications.

  CableCure fluids are obtained solely from Dow Corning under an exclusive license and distribution agreement between the Company and Dow Corning. See "The CableCure Service" included in Part I, Item 1.

Patents, Licenses and Trademarks

  The Company attempts to preserve its proprietary technology through patent filings and, in the United States, by providing services rather than making unrestricted sales of equipment. In June 1987 and November 1988, the Company was granted several U.S. patents covering certain principal features of the FlowMole fluidjet drilling system. The Company has also been granted a number of U.S. and foreign patents related to drilling technology and electronics associated with locating and sensing. To date, the Company has a total of 11 current patents in the United States relating to underground drilling. Applications for what the Company believes are its most valuable patents have also been filed in the foreign countries which the Company has identified as most important to its current and prospective operations. Due to recent amendments to U.S. patent laws, patents granted by the United States Patent and Trademark Office generally expire 20 years from filing. The Company's first patent will expire in 2004. In addition to protecting its technology with patents, the Company follows procedures designed to preserve trade secrets.

  Beginning in May 1999, the Company began licensing several of the FlowMole patents to other companies in the trenchless drilling industry. The Company does not believe that its competitive position will be jeopardized in any way by the licensing activity and will continue to look for opportunities to leverage proprietary technology, including those covered by UTILX patents, where there is a clear financial and strategic value to the Company.

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

  Although the Company attempts to protect its proprietary technology through available legal means as well as through its sales and distribution methods, certain aspects of its technology are not patentable and may not be protectible through trademark or trade secret law, or through the Company's outstanding licenses. Furthermore, enforcement of the Company's intellectual property rights frequently involves litigation, which may be costly and time consuming. It may not always be possible or cost-effective for the Company to attempt to enforce all of its intellectual property rights in all jurisdictions. Consequently, the Company does not rely exclusively on patents or other intellectual property rights to protect its existing technological advantages, but also attempts to preserve and augment them through a continuous program of research and engineering. See "Research and Engineering" included in Part I,
Item 1.

Competition

  UTILX provides FlowMole services in the United States and the United Kingdom, provides CableCure services in the United States, Canada, and Europe, has licensed the CableCure injection service in Korea and Scandinavia, and sells equipment outside the United States.

  CableCure services are sold as an alternative to cable replacement. CableCure services are priced at a discount to the total cost of cable replacement in order to make the CableCure service an attractive economic choice, after taking into account the benefits of the longer anticipated service life from cable replacement. Any factor which would significantly reduce the cost of cable replacement could adversely affect CableCure's competitive position. The Company is currently unaware of any product or service that competes with its CableCure service, but there can be no assurance that competitive products are not already under development or being currently marketed to select utility customers without the Company's knowledge.

  FlowMole services for underground utility installation compete with small, regional, and multi-regional utility contractors who use both conventional trenching equipment and competitive guided drilling equipment. Many of these contractors also provide additional installation-related services and possess other capabilities which in some circumstances may cause them to be judged a better choice by potential customers. In addition, conventional trenching contractors are often able to provide lower-priced services where disruption of the surface is not a significant concern and where the service is performed in soil containing substantial rock, underground improvements or other similar obstacles.

  Price competition in the market for utility installation services is primarily a result of the increasing availability and quality of guided drilling equipment from other equipment manufacturers. The Company believes that continued improvements in guided drilling equipment on the part of the Company and other manufacturers will serve to increase both the demand for guided drilling services and equipment and the price competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation," in Part II, Item 7 for a discussion of the effects of competition on financial performance.

Government Regulations

  Federal, state, and local provisions, including the laws of foreign countries in which the Company operates, regulating construction, land use or the protection of the environment, workplace safety, and health are the principal governmental regulations affecting the Company. To date, such regulations have not had a material adverse impact on the Company's operations. The Company's manufacturing processes are limited in scope and the Company believes that hazardous waste generated by the manufacturing process is disposed of in compliance with applicable laws. The bentonite drilling fluid, which the Company uses in the FlowMole drilling process, is an inert substance, the use of which is not generally restricted by environmental laws. The CableCure service utilizes substances which are not generally subject to regulation. The Company contracts with a national environmental services company for the disposal of spent CableCure fluid. The Company seeks out local, certified disposal sites for the disposal of excess drilling mud wherever it identifies any regulations regarding such materials. Environmental issues may arise in the event of drilling in and disturbing contaminated soil. To date, the Company has not incurred any material liability under state or federal environmental laws or regulations as a result of its work in contaminated soil. However, to the extent that the Company performs services on contaminated sites, it may increase its exposure to potential liability under such laws and regulations. In addition, the Company cannot predict the impact on its operations of future developments, such as the improved capability to detect substances in the environment, the adoption of new and increasingly strict environmental laws and regulations, and stricter enforcement of such laws and regulations.

Employees

  As of March 31, 1999, worldwide employment of the Company totaled 763
individuals.   Of the Company's 747 employees in the United States, 82 were based in Kent, Washington, and 665 in regional operations and sales centers. A total of 14 employees were engaged in sales and marketing, 679 in operations, 16 in manufacturing, 5 in research and engineering, and 33 in general and administrative functions. In Europe, 12 were engaged in engineering and operations and 4 were engaged in sales, general and administrative functions. Currently, the Company is a party to collective bargaining agreements covering approximately 36 employees with labor organizations in Illinois and New York. The Company is considering work in certain other markets and for certain customers which may also require the use of unionized labor.

EXECUTIVE OFFICERS OF THE REGISTRANT

  No family relationships exist between any directors and executive officers of the Company. As of June 1, 1999, the following persons were the executive officers of the Company, who serve at the discretion of the Board and are not elected for a fixed term of office:

  William M. Weisfield (age 57) has been a director of the Company since January 1995, Chairman of the Board since January 1996 and the Company's President and Chief Executive Officer since November 1998. He was Senior Vice President of Benaroya Capital Company, a privately held investment company specializing in development of Pacific Northwest real estate and other investments, from January 1994 to December 1998. Mr. Weisfield previously served as Chief Operating Officer for Robbins Company, an underground tunnel boring manufacturing company, from November 1992 to December 1993. Mr. Weisfield also acts as a director of Lindal Cedar Homes, Inc., Lifespan Biosciences, Inc. and the Downtown Seattle Association, and is the president of the Seattle Rotary Club.

  Darla Vivit Norris (age 49) has been Senior Vice President, Chief Financial Officer and Treasurer since December 1998. Previously she was Vice President, Finance of Cable Plus, a privately held company which owned and operated cable television and telephone systems. Other positions include Vice President, Chief Financial Officer of Cornerstone Columbia Development Company, a real estate joint venture between

Weyerhaeuser and Portland General Electric, and Vice President, Investment Manager of Weyerhaeuser Venture Company, a subsidiary of Weyerhaeuser Real Estate Company.

  James E. Bartholomew (age 44) has been Senior Vice President/Eastern Region since December 1998, Vice President/Northeast Region since March 1994, and was Director of Northeast Operations from February 1991 to March 1994 and New Jersey Operations Manager from April 1985 to January 1991.

  Scott E. Reynolds (age 47) has been Senior Vice President/Western Region since December 1998, Vice President/Western Region since February 1996 and was Director of the Western Region from July 1994 to January 1996. From December 1986 to July 1994, he was employed by North American Energy Services Company, a utility services company, as Director of Maintenance and Modification Services.

  Glen J. Bertini (age 41) has been Vice President, Business Development since December 1998. From 1991 to 1998, he was the Company's Director of CableCure. Previously, he was employed at Dow Corning from 1980 to 1991 as a Project Engineer.

  George T. Taylor (age 35) has been Vice President, Corporate Operations since December 1998. He was promoted to Acting Vice President of Florida Operations in June 1998 through December 1998. Mr. Taylor joined the Company in April 1997 as Manager of Operations and Materials and was promoted to Director of Operations and Materials in June 1997. Previously, he worked as Materials Manager for Augat Communications Products and for the Boeing Company.

  Phyllis A. Boyd (age 39) has been Controller and Chief Accounting Officer since February 1999. She was Controller of Lease Crutcher Lewis, a Seattle based construction company, from 1990 to 1998. Other positions include Senior Staff Accountant for the Hillhaven Corporation, a provider of retirement and healthcare facilities, from 1985 to 1988, and Senior Staff Accountant with Deloitte, Haskins and Sells, CPAs from 1982 to 1985.

ITEM 2.  PROPERTIES

  The Company leased a new corporate headquarters and manufacturing facility of approximately 24,000 square feet located in Kent, Washington, for a ten year period commencing in April 1998. In addition, the Company leases approximately 409,000 total square feet of space for operations and outside storage purposes in Alabama, Colorado, Florida, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Texas, Oklahoma and Virginia, and approximately 11,000 square feet of space for an operations center in Corby, England. To preserve the flexibility to relocate its operations centers in order to respond to market needs, the Company generally attempts to enter into leases for such facilities ranging from one to three years. For lease terms greater than one year, the Company attempts to negotiate the right to terminate the lease early in exchange for the payment of a penalty.

ITEM 3.  LEGAL PROCEEDINGS

  In December 1998, the Company executed a settlement agreement with a subcontractor. The Company will pay the subcontractor $1,000,000 in four equal installments over two years, of which the first payment occurred in December 1998. The subcontractor agreed to dismiss an ongoing dispute over the amount to be paid to the contractor for injection services performed subsequent to April 1, 1997, and to desist from competing against the Company for seven years. The Company had previously accrued $362,000 for this dispute and realized expense of $381,000 in fiscal 1999.

  The Company is involved in litigation matters, both as plaintiff and as defendant, arising in the ordinary course of business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1999.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  The Common Stock is traded on the Nasdaq National Market under the symbol "UTLX." The following table sets forth the high and low sale prices for the Common Stock as quoted on the Nasdaq National Market during the quarters indicated. The closing price for the Common Stock on June 2, 1999 as reported on the Nasdaq National Market was $3.3125.

                                                             High       Low
                                                            -------    ------
     1999 Fiscal Year
     ----------------
1st Quarter Ending June 30, 1998.........................   $5 3/4      4 1/8
2nd Quarter Ending September 30, 1998....................    5          3 1/4
3rd Quarter Ending December 31, 1998.....................    3 7/16     1 7/16
4th Quarter Ending March 31, 1999........................    3 1/2      1 1/2

     1998 Fiscal Year
     ----------------
1st Quarter Ending June 30, 1997.........................    $4 7/8    $3 13/16
2nd Quarter Ending September 30, 1997....................     5 3/8     4
3rd Quarter Ending December 31, 1997.....................     6 7/8     4 3/8
4th Quarter Ending March 31, 1998........................     7 7/8     4 7/8

  The Company currently intends to retain its earnings to fund the development and growth of its business. The Company has not paid cash dividends on Common Stock to date and does not anticipate doing so in the foreseeable future.

  At June 2, 1999, the number of stockholders of record of Common Stock was 606, which does not include the number of stockholders whose shares were held of record by a broker or clearing agency, but does include such broker or clearing agency as a holder of record.

ITEM 6.  SELECTED FINANCIAL DATA


Five-Year Financial Summary:

                                                            For the Years Ended March 31,
                                                    ----------------------------------------------
                                                      1999     1998      1997     1996      1995
                                                    -------   -------   -------  -------   -------
                                                      (In thousands except earnings per share)
Consolidated Statement of Operations Data:
Revenues........................................... $78,866   $82,464   $64,875  $48,993   $49,717
Gross profit.......................................   3,646     7,346    10,352    6,408     6,744
   Operating income (loss).........................  (6,123)   (1,568)    2,058   (2,680)   (2,531)
   Income (loss) before income taxes...............  (6,678)   (2,117)    2,022   (2,589)   (2,821)
   Net income (loss)...............................  (6,678)   (2,118)    2,968   (4,489)   (2,022)

Earnings (loss) per share:
  Basic............................................    (.90)    ($.29)  $  0.41   ($0.62)   ($0.28)
  Diluted..........................................    (.90)    ($.29)  $  0.41   ($0.62)   ($0.28)

Weighted average shares outstanding:
  Basic............................................   7,420     7,214     7,180    7,185     7,172
  Diluted..........................................   7,420     7,214     7,303    7,185     7,172


                                                                  As of March 31,
                                                    ----------------------------------------------
                                                      1999     1998      1997     1996      1995
                                                    -------   -------   -------  -------   -------
                                                                   (In thousands)
Balance Sheet Data:
Working capital....................................  $ 8,262  $14,252   $16,560  $13,349   $18,073
Total assets.......................................   38,575   43,479    35,912   30,624    35,348
Capital lease obligations, net of current portion..    2,210    2,224
Common stockholders' equity........................   18,109   24,831    26,741   23,456    28,070

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of results of operations, liquidity and capital resources includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such statements are based on current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. See "Important Risk Factors Regarding Forward-Looking Statements."

Results of Operations

  The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                           Percentage of Revenues       Period to Period Percentage
                                            Year Ended March 31,            Increase (Decrease)
                                         ---------------------------  -------------------------------
                                           1999      1998     1997       1999-1998       1998-1997
                                         --------  --------  -------  ---------------  --------------
Revenues...............................   100.0%    100.0%    100.0%           (4.4%)          27.1%
Cost of revenues.......................    95.4      91.1      84.0              .1            37.8
                                          -----     -----     -----       ---------       ---------
Gross profit...........................     4.6       8.9      16.0           (50.4)          (29.0)
                                          -----     -----     -----       ---------       ---------
Operating expenses:
  Selling, general and administrative..    11.6      10.0      11.7            10.6             8.5
  Research and engineering.............      .8        .8       1.1            (2.4)           (3.6)
                                          -----     -----     -----       ---------       ---------
  Total operating expenses.............    12.4      10.8      12.8             9.6             7.5
                                          -----     -----     -----       ---------       ---------
Operating income (loss)................    (7.8)     (1.9)      3.2           290.5          (176.2)
Other expense, net.....................     (.7)      (.7)      (.1)            1.1         1,625.0
                                          -----     -----     -----       ---------       ---------
Income (loss) before income taxes......    (8.5)     (2.6)      3.1           215.4          (204.7)

Income tax benefit.....................     (.0)      (.0)     (1.5)         (100.0)          100.0
                                          -----     -----     -----       ---------       ---------
Net income (loss)......................    (8.5%)    (2.6%)     4.6%          215.3%         (171.4%)
                                          =====     =====     =====       =========       =========

Fiscal Year 1999 Compared to Fiscal Year 1998

   Revenues. Consolidated revenues decreased approximately 4% due to a 5% decrease in revenues from North American services partially offset by a 6% increase in revenues from international operations.

  Total revenues from North American operations were $72.3 million in fiscal 1999. Revenues from electric utilities, telecommunications companies, and gas utilities constituted 87%, 7% and 5%, respectively of such fiscal 1999 revenues. Revenues from electric utilities decreased substantially in fiscal 1999, primarily from the Company's largest customer, Florida Power & Light. Revenues from this customer dropped from $25.6 million in fiscal 1998 to $22.8 million in fiscal 1999. Revenues from telecommunications companies increased in fiscal 1999 due primarily to expansion of service capabilities to existing customers.

  Revenues from North American installation and replacement services were $52.4 million in fiscal 1999 compared to $58.3 million in fiscal 1998. Decreased replacement services for Florida Power & Light accounted for most of this decrease. Accompanying this decline, the amount of cable installation or replacement dropped nationwide from 793 miles in 1998 to 695 miles in 1999. Early in the year, the Company purchased new equipment to add FlowMole drilling systems to its North American operations in support of an anticipated increase in work from Florida Power and Light. Such work was curtailed in the second and third quarters of the year. In January 1999, the Company resumed work under a new three year contract with this customer. The total number of drilling systems increased nationwide from 118 at April 1, 1998 to 127 at March 31, 1999. The Company also increased its capacity to perform traditional trenching services, especially for the telecommunications industry.

  The decrease in the revenues from North American installation and replacement services were partially offset by a 9% increase in revenues from North American CableCure injection services. Although injection services for Florida Power and Light were down from the prior year, levels from other customers were up. Total cable injected in fiscal 1999 increased to 514 miles compared to 473 miles in 1998.

  Revenue from the Company's international operations increased to $6.5 million in fiscal 1999 compared to $6.2 million in fiscal 1998. Higher revenues from CableCure injection services in Europe were partially offset by lower revenues from sales of FlowMole drilling systems to international customers and drilling operations in the United Kingdom. Demand for CableCure injection services increased as European utilities increased their acceptance of the CableCure technology and the Company increased its marketing efforts. Sales opportunities to many customers in Asia continued to be limited by weak economic conditions. At the end of March 1999, the Company sold its U.K. drilling operation and has discontinued the sale of drilling systems in fiscal 2000.

  Gross Profit. Gross profit, as a percentage of revenues, decreased to 5% of total revenues in fiscal 1999 compared to 9% of total revenues in fiscal 1998. During the second and third quarters of fiscal 1999, gross profit decreased primarily due to the curtailment of work from Florida Power and Light. During this time, the Company was able to redeploy certain crews; however, in anticipation of the resumption of work, overhead expenses in the Florida operations centers were maintained. In the fourth quarter of the year, work resumed for Florida Power and Light under a new three year contract. The slow startup under this contract continued to have a negative impact on gross margins in the fourth quarter. Contract pricing terms combined with difficult soils conditions on installation and replacement services for another major customer also had a negative effect on gross margin; however, more favorable contract terms with this customer were negotiated in the fourth quarter.

  During 1999, the Company increased the reserves for inventory obsolescence and for insurance claims from prior years. The Company also accrued a charge of approximately $381,000 for a settlement of a legal dispute involving the pricing of services from a subcontractor.

  The Company experienced a higher gross profit as a percentage of revenue from its international operations in fiscal 1999, increasing from 32% in fiscal 1998 to 36% in fiscal 1999. The Company earned higher margins on the equipment sales it completed in fiscal 1999. Furthermore, CableCure services in Europe typically generate higher margins than other international revenues, and the increased mix of revenue from such services contributed to the improved gross profit percentage.

  Operating Expenses. The Company's operating expenses increased 10% in fiscal 1999 compared to fiscal 1998. Selling, general and administrative expenses increased 11% in fiscal 1999, primarily due to one-time charges associated with severance benefits for terminated employees and expenses related to the settlement of a legal dispute with a subcontractor. Sales and marketing expenses also increased as the Company increased its resources to pursue further growth opportunities. Research and engineering expenses decreased 2.4% compared to fiscal 1999. A lower level of spending on engineering activities associated with the Company's drilling systems was the primary cause of the decrease.

  Operating Income. As a result of the foregoing factors, the Company reported an operating loss of $6,123,000 in fiscal 1999 compared to an operating loss of $1,568,000 in fiscal 1998.

  Other Income and Expense. Net interest expense was $583,000 in fiscal 1999, compared to net interest expense of $444,000 in fiscal 1998. The increase was primarily a result of higher borrowing costs, higher average usage of the Company's line of credit, and interest expenses on increased capital leases used to finance some of the Company's purchases of new drilling equipment in fiscal 1999.

  Income Tax Benefit. The Company had no Federal or state income tax provision related to United States operations in fiscal 1999 due to realizing the benefits of net operating loss carryforwards and other net deferred tax assets. The Company did not record any income tax benefits against its pretax loss in fiscal 1999, because the Company was in a loss carryforward position at the beginning of fiscal 1999, and continues to provide a valuation allowance against the full amount of its deferred tax assets as of March 31, 1999. On an ongoing basis, the Company would typically expect an effective income tax rate of approximately 37% due to state income taxes and the impact of nondeductible expenses. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8.

  Net Loss. As a result of the foregoing factors, the Company recorded a net loss of $6,678,000 in fiscal 1999 compared to a net loss of $2,118,000 in fiscal 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

  Revenues. Consolidated revenues increased approximately 27% due to a 37% increase in revenues from North American installation and replacement services and a 18% increase in North American repair and restoration services, partially offset by a 10% decrease in revenue from international operations.

  Total revenues from North American operations were $76.3 million in fiscal 1998. Revenues from electric utilities, gas utilities and telephone companies constituted 70%, 16% and 6%, respectively of such fiscal 1998 revenues. Revenues from electric utilities increased substantially in fiscal 1998, primarily from the Company's largest customer, Florida Power & Light. Revenues from gas utilities also increased in fiscal 1998 primarily due to expansion on service capabilities to existing customers. In March 1998, due to issues associated with contract pricing and mix of work, the Company terminated its contract with its largest gas utility customer, Washington Gas Light Company, which accounted for 10% of consolidated revenues in fiscal 1998.

  Revenues from North American installation and replacement services were $58.3 million in fiscal 1998 compared to $42.5 million in fiscal 1997. Increased replacement services for customers under "Test, Treat or Replace" contracts, particularly Florida Power & Light, accounted for most of this increase. The Company ordered new equipment to add FlowMole drilling systems to its North American operations from new vendors and began to receive deliveries in September 1997. The total number of drilling systems increased from 88 at April 1, 1997 to 118 at March 31, 1998. Accordingly, the Company substantially increased its capacity to perform installation and replacement services in response to increased customer demand. The Company also increased its capacity to perform traditional trenching services, but eliminated many of those crews in March 1998 due to termination of work with its largest gas utility customer.

  The average price per foot charged for installation and replacement services increased 7% in fiscal 1998 compared to fiscal 1997, reflecting the increased difficulty of work performed, primarily attributed to performing a higher percentage of installation and replacement projects in extremely hard or rocky soil conditions. Unusually severe rains and thunderstorms in the Southeastern United States, attributed to "El Nino" weather patterns, adversely affected the Company's revenues in the fourth quarter. Accordingly, the Company's revenues from North American installation and replacement services decreased to $15.5 million in the fourth quarter of fiscal 1998 compared to $16.7 million in the third quarter of fiscal 1998, in spite of an increase in the number of crews available to work.

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

  Revenue from the Company's international operations decreased to $6.2 million in fiscal 1998 compared to $7.0 million in fiscal 1997. Lower revenues from sales of FlowMole drilling systems to international customers offset higher revenues from CableCure injection services in Europe. The Company had substantially sold its inventory of drilling systems at the beginning of fiscal 1998 and did not begin to receive new drilling systems from its new vendors until September 1997. Therefore, the Company was limited in its ability to quote new systems for sale during the first two quarters of fiscal 1998. In the third and fourth quarters of fiscal 1998, sales opportunities to many customers in Asia were limited by weak economic conditions. Demand for CableCure injection services increased as European utilities increased their acceptance of the CableCure technology and the Company increased its marketing efforts.

  Gross Profit. Gross profit, as a percentage of revenues, decreased to 8.9% of total revenues in fiscal 1998 compared to 16.0% of total revenues in fiscal 1997. During the first two quarters of fiscal 1998, gross profit decreased due primarily to investment in employees and equipment to perform new services, including repair of faulted underground electric cables, and hiring and training new employees for FlowMole crews in anticipation of the receipt of new drilling systems, which commenced in September 1997. Also, changes in contract pricing and subsequent changes in the mix of work received from the Company's largest gas utility customer produced a decrease in gross profit as a percentage of revenue. The Company began to improve its gross profit in the third quarter of fiscal 1998 as new drilling equipment was placed into service, utilizing existing employees to form new crews, and the Company renegotiated pricing on a number of contracts to increase gross profit.

  In the fourth quarter of fiscal 1998, the Company concentrated approximately three-fourths of its crews in the Southeastern United States. The severe rains and thunderstorms in the region attributed to "El Nino" adversely affected the crews' ability to work. Accordingly, most of those crews lost approximately thirty percent of their available workdays. The reduced revenues, coupled with an increased number of crews operating, substantially contributed to lower gross profit. Gross profit in the fourth quarter of fiscal 1998 was also adversely affected by costs to terminate the Company's contracts with its largest gas utility customer. In addition, in the fourth quarter of fiscal 1998, the Company incurred higher than normal expenses for warranty costs, reserves for inventory obsolescence, and a write down of inventories of parts held for sale, which further reduced gross profit by approximately $985,000.

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

  Operating Expenses. The Company's operating expenses increased 7.5% in fiscal 1998 compared to fiscal 1997. Selling, general, and administrative expenses increased 8.5% in fiscal 1998, primarily due to increased sales and marketing expenses, as the Company increased its resources to pursue further growth opportunities. In addition, the Company incurred approximately $350,000 in expenses in the fourth quarter of fiscal 1998 related to the design of new enterprise wide computer software which was installed in the third quarter of fiscal 1999. Research and engineering expenses decreased 4% compared to fiscal 1997. Lower levels of spending on the Company's prototype Series G Drill than was incurred in fiscal 1997 was the primary cause of the decrease.

  Operating Income. As a result of the foregoing factors, the Company reported an operating loss of $1,568,000 in fiscal 1998 compared to operating income of $2,058,000 in fiscal 1997.

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

Liquidity and Capital Resources

  Since its initial public offering, the Company has primarily financed its operations through cash flow from operations, cash reserves, leases and periodic use of its line of credit.

  The Company's cash and cash equivalents totaled $1,580,000 at March 31, 1999. During fiscal 1999, the Company incurred capital expenditures of approximately $3,305,000 primarily for upgrades and additions to its fleet of drilling equipment, purchases of conventional and other equipment required to respond to its customers requests for expanded service capabilities, and costs associated with the development and installation of a new enterprise-wide information system. The Company expects to continue the use of its revolving credit facility to meet its short-term financing needs, due to seasonal and other factors which impact the carrying amounts of accounts receivable, inventories, accounts payable and accrued liabilities.

  The Company anticipates approximately $2.6 million in capital expenditures in fiscal 2000, primarily for upgrades to its fleet of drilling equipment, purchases of conventional and other equipment in order to respond to its customers' requests for expanded service capabilities, and miscellaneous upgrades to its computer hardware and software.

  The Company relies on cash flow from operations and lease financing, in addition to its revolving credit facility, to fund operations. The Company believes that its revolving credit facility and leasing arrangements, together with cash flow from operations, will be adequate to meet its financing needs for the foreseeable future. There can be no assurance that such facilities will continue to be available on terms acceptable to the Company or at all. The Company's financial performance will be a key factor in determining the availability of such facilities. If such facilities became unavailable to the Company, or if the Company is required to seek additional capital to fund anticipated growth, the Company would be required to seek other sources of public or private capital. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to restrict or eliminate plans for expansion and other aspects of its operations.

  At March 31, 1999, the Company had an available bank line of credit of $7,500,000, and an outstanding balance on the facility of $5,538,000. On April 23, 1999, the Company closed a new, two year, revolving credit facility with FINOVA Capital Corporation for $10,000,000. The facility is secured primarily by the assets of the Company. See also Note 8 of Notes to Consolidated Financial Statements included in Part II, item 8.

Review and Outlook

  FlowMole and Related Services. The Company currently owns equipment to field 127 FlowMole systems and 45 conventional trenching crews. The Company typically plans for excess equipment to allow time for preventive maintenance, matching of equipment to job types, mobilization time, or other equipment downtime factors. The Company expects to acquire significant amounts of conventional trenching equipment in fiscal 2000, but may also use short-term rentals to supplement its equipment needs until it chooses to acquire new or used equipment of its own.

  The Company currently plans to increase its personnel to add additional installation and replacement capabilities in fiscal 2000. However, the Company's revenue levels, and the weighted average number of crews in operation on any given day, will be affected by various factors, including weather, pricing, competition, customer work release practices, soil, permitting and other work difficulty determinants. See also the discussion under Utilities' Budgetary Considerations, Competition and Seasonal Factors included under "Important Risk Factors Regarding Forward-Looking Statements," below.

  CableCure Services. The Company expects a continuation of the trend towards increased customer acceptance of the CableCure process aided by a new 20-year warranty, sales incentive structure and increased marketing. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCure services. See "Competition" under Part I, Item I. The Company's seven largest CableCure customers account for over 60% of consolidated CableCure revenues. The Company expects to see increased volumes from new customers in fiscal 2000 and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under Utilities' Budgetary Considerations, Competition, Seasonal Factors and Dow Corning Corporation included under "Important Risk Factors Regarding Forward-Looking Statements," below.

  International Operations. The Company intends to emphasize its CableCure service in future international operations. Although it continues to support customers with the sale of spare parts, the Company has discontinued the sales of new drilling equipment overseas for fiscal 2000.

  CableCure services in Europe have been concentrated in Germany and Austria. The Company also has current licensees operating in Korea and Scandinavia. International CableCure revenue levels, primarily from German operations, were approximately $2,775,000 in fiscal 1999 and $1,750,000 in fiscal 1998. The Company is in the process of adding personnel to support expected growth in European CableCure services. Customer acceptance of the CableCure process, however, is proceeding slowly in Europe, as it did in past years in the United States. The Company plans to continue expanding its sales efforts throughout Europe and Asia.

  The Company operated five drilling crews in the United Kingdom in fiscal 1999 and 1998. Revenues from drilling operations in the United Kingdom were 25% and 27% of revenue from international operations in fiscal 1999 and fiscal 1998, respectively. On March 31, 1999, the Company sold its drilling operation in the U.K. to a customer for cash totaling approximately $601,000. The Company recorded a gain on sale of approximately $24,000 related to this sale. The Company will maintain spare parts sales to Europe, Asia and South America. Spare parts sales accounted for 17% and 32% of revenue from international operations in fiscal 1999 and fiscal 1998, respectively.

  Operating Expenses. The Company anticipates that its current staffing levels can support the planned growth in the Company's operations for fiscal 2000, and accordingly expects operating expenses to remain relatively stable in fiscal 2000.

  The Company has begun contacting its major vendors and customers to obtain their assurance that systems affecting the Company are Year 2000 compliant. To date, the Company is unaware of any situations of noncompliance that would adversely affect its operations. The Company has also analyzed its equipment and its operations and has not identified any processes that depend upon software that is date sensitive or otherwise subject to risks associated with the Year 2000. See also discussion of capital expenditures under "Liquidity and Capital Resources," above.

  The Company is required to pay a royalty to Dow Corning based on the net profits from worldwide CableCure services, as defined in the underlying exclusive license agreement. The level of such provisions for royalty expenditures will increase from fiscal 1999 levels if the projections for increasing levels of CableCure revenues are achieved. In addition, based on historical results and laboratory tests, a new 20 year warranty to be offered to customers in fiscal 2000 is not expected to increase the warranty expense associated with CableCure. See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8.

  Capital Expenditures and Other Matters. The Company expects to continue to require substantial levels of capital spending. In fiscal 2000, capital spending will emphasize the upgrading of existing field power units to support existing drills units, the purchase of additional conventional equipment, such as backhoes, to support customer requirements for increased turnkey capabilities and the continued upgrade of computer hardware and software.

  Impact of Inflation and Changing Prices. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 2000.

Important Risk Factors Regarding Forward-Looking Statements

  The Company may from time to time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements on which the Company relies in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements:

  Utilities' Budgetary Considerations. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts or electric utility revenues due to mild weather, and general economic downturns have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs. This has had an adverse impact on the Company's revenues and profits. Although the Company has broadened its customer base, one particular customer generates approximately 30% of the Company's consolidated revenues, and seven customers generate over 60% of consolidated CableCure revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. Because cable replacement, restoration, and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can subject the Company's revenues and profits to substantial volatility.

  Competition. The Company has experienced a long-term trend of declining prices for trenchless drilling services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCure injection services, which are priced at a discount to replacement costs, including replacement via guided boring. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement, and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits, and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. These trends are expected to continue and the Company cannot predict the ultimate duration or the magnitude of these decreases.

  Seasonal Factors. Weather and other seasonal factors may cause a decrease in the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing its CableCure services at certain times of the year. Such factors had a severe impact on the Company's operations in the fourth quarter of fiscal 1998. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

  Management of Growth. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth will impose significant additional responsibilities on members of senior management, including the need to identify, recruit, and integrate new senior level managers and executives. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management personnel, there could be a material adverse effect on the Company's financial condition.

  Availability of Qualified Employees. The Company's ability to provide high-quality services on a timely basis requires an adequate supply of skilled laborers, equipment operators, journeymen linemen, and project managers. Accordingly, the Company's ability to increase its productivity and profitability will be limited by its ability to employ, train and retain skilled personnel necessary to meet the Company's requirements. Many companies in the Company's industry are currently experiencing shortages of qualified personnel, and there can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled personnel, or that the Company will not have to curtail its planned internal growth as a result of labor shortages.

  Dow Corning Corporation. The Company purchases its CableCure fluid exclusively from Dow Corning. In May 1995, Dow Corning filed for protection under Chapter
11. While the Company has been informed by Dow Corning that it intends to continue the CableCure business, there can be no assurance that Dow Corning or the bankruptcy court will not take action to amend or terminate the CableCure license agreement. See the discussion under "The CableCure Service" in Part I,
Item 1.

  Foreign Currency Fluctuations. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the British Pound Sterling, the German Deutschmark and the Euro. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

  During 1997, the Company initiated a project to address the Year 2000 issue that encompasses operating and administrative areas of the Company. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware, and use of computer applications in the Company's processes and products. In addition, the Company is engaged in assessing the Year 2000 issue with significant customers and suppliers.

  Internal Infrastructure. The Company has determined that its propriety equipment used by FlowMole and CableCure crews does not rely on date-sensitive software. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with is internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has completed the process of replacing systems that have been identified as adversely affected. On November 2, 1998, the Company converted its enterprise-wide information systems to newly installed software certified by the vendor to be Year 2000 compliant.

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

  Customers. The Company is preparing to implement a communications plan with its customers to attempt to identify and resolve, if possible, issues associated with the Year 2000. If the Company's customers are unable to resolve Year 2000 issues, those customers could have difficulty preparing new work packages for issuance to the Company or approving and paying invoices for the Company's services. The Company's revenues and cash flows from operations could be severely affected as a result. The Company's customers primarily consist of large utility companies who are expending substantial resources to solve Year 2000 problems. However, there can be no assurance that the Company will be able to determine if its customers have Year 2000 problems that will affect the Company. Also, even if such problems are identified, the Company may not be able to influence its customers to prioritize a timely solution to Year 2000 problems that are identified. Any failure of customers to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

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

  Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of potential failures. As a result, management expects that the Company could likely suffer the following consequences:

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

  Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its customers or major vendors. The Company expects to complete its contingency plans by September 30, 1999. These plans could include increased work hours for Company personnel or use of contract personnel to provide manual workaround solutions for customer work release systems or invoice approval processes, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

  The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its revolving credit facility which bears interest at variable rates. See Note 8 to the consolidated financial statements for information regarding the contractual interest rates of the Company's debt.

  The Company uses the U.S. Dollar as its functional currency, except for its European operations. The assets and liabilities of the Company's European operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate translation gains and losses included in the determination of net income have not been material.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of UTILX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UTILX Corporation and its subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Seattle, Washington
May 18, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            March 31, 1999 and 1998
                         (In thousands, except shares)

ASSETS
                                                                               1999       1998
                                                                              -------    -------
Current assets:
   Cash and cash equivalents................................................  $ 1,580    $   528
   Accounts receivable, trade...............................................   16,301     19,720
   Materials, supplies and inventories......................................    6,941      8,839
   Income taxes receivable..................................................      191        433
   Prepaid expenses and other...............................................      533        284
                                                                              -------    -------
     Total current assets...................................................   25,546     29,804

Equipment and improvements, net.............................................   12,678     13,091
Other assets, net...........................................................      351        584
                                                                              -------    -------
                Total assets................................................  $38,575    $43,479
                                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank.....................................................  $ 5,538    $ 5,245
   Current portion of capital lease obligations.............................    1,135        839
   Accounts payable.........................................................    5,038      3,993
   Other current liabilities................................................    5,573      5,475
                                                                              -------    -------
     Total current liabilities..............................................   17,284     15,552

Capital lease obligations, net of current portion...........................    2,210      2,224
Other long term liabilities.................................................      972        872
                                                                              -------    -------
      Total liabilities.....................................................   20,466     18,648
                                                                              -------    -------

Commitments and Contingencies

Stockholders' equity:
   Common stock, $0.01 par value
     (authorized 25,000,000 shares, 7,425,560 and 7,407,760 shares issued
     and outstanding, respectively).........................................       74         74
   Additional paid-in capital...............................................   18,521     18,469
   Retained earnings........................................................      112      6,790
   Cumulative foreign currency translation adjustment.......................     (598)      (502)
                                                                              -------    -------
     Total stockholders' equity.............................................   18,109     24,831
                                                                              -------    -------
       Total liabilities and stockholders' equity...........................  $38,575    $43,479
                                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                               UTILX CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
               for the years ended March 31, 1999, 1998 and 1997
                    (In thousands, except per share amounts)

                                                1999       1998       1997
                                               -------    -------   -------
Revenues:
   Unrelated customers......................   $78,693    $81,574   $58,011
   Related parties..........................       173        890     6,864
                                               -------    -------   -------
     Total revenues.........................    78,866     82,464    64,875

Cost of revenues............................    75,220     75,118    54,523
                                               -------    -------   -------
   Gross profit.............................     3,646      7,346    10,352
                                               -------    -------   -------
Operating expenses:
   Selling, general and administrative......     9,113      8,242     7,594
   Research and engineering.................       656        672       700
                                               -------    -------   -------
     Total operating expenses...............     9,769      8,914     8,294
                                               -------    -------   -------

Operating income (loss).....................    (6,123)    (1,568)    2,058
                                               -------    -------   -------

Other income (expense):
   Interest income (expense), net...........      (583)      (444)       24
   Other income (expense), net..............        28       (105)      (60)
                                               -------    -------   -------
     Total..................................      (555)      (549)      (36)
                                               -------    -------   -------

Income (loss) before income taxes...........    (6,678)    (2,117)    2,022
Income tax expense (benefit)................         0          1      (946)
                                               -------    -------   -------

Net income (loss)...........................   $(6,678)   $(2,118)  $ 2,968
                                               =======    =======   =======

Earnings (loss) per share:
   Basic....................................      (.90)     $(.29)     $.41
   Diluted..................................      (.90)     $(.29)     $.41
Weighted average number of shares:
   Basic....................................     7,420      7,214     7,180
   Diluted..................................     7,420      7,214     7,303

Calculation of Comprehensive Income (loss)
   Net income (loss)........................   $(6,678)   $(2,118)  $ 2,968
   Change in cumulative foreign currency
        translation adjustment, net.........       (96)        60       253
                                               -------    -------   -------
Comprehensive income (loss).................   $(6,774)   $(2,058)  $ 3,221
                                               =======    =======   =======

          See accompanying notes to consolidated financial statements.

                               UTILX CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               for the years ended March 31, 1999, 1998 and 1997
                         (In thousands, except shares)

                                                                                                               Cumulative
                                                                                                                Foreign
                                       Common       Common   Common    Additional                               Currency
                                       Stock        Stock     Stock      Paid-in    Retained     Unearned     Translation
                                       Shares       Amount  Warrants     Capital    Earnings   Compensation    Adjustment
                                  ----------------  ------  ---------  -----------  ---------  -------------  ------------
Balance, March 31, 1996                 7,184,116      $72     $ 936      $17,399    $ 5,940           $(76)        $(815)
Stock options exercised                    16,700                              41
Repurchase of Common Stock                   (407)                             (1)
Amortization of unearned
 compensation                                                                                            24
Cancellation of nonvested
 Restricted Stock                         (15,778)                            (49)                       49
Change in cumulative foreign
 currency translation adjustment                                                                                      253
Net income                                                                             2,968
                                        ---------      ---      ----      -------    -------           ----         -----

Balance, March 31, 1997                 7,184,631       72       936       17,390      8,908             (3)         (562)

Stock options exercised                    41,000                             146
Repurchase of Common Stock                   (345)                             (1)
Exercise of Common Stock Warrant          182,474        2      (936)         934
Amortization of unearned compensation                                                                     3
Change in cumulative foreign
 currency translation adjustment                                                                                       60
Net loss                                                                              (2,118)
                                        ---------      ---      ----      -------    -------           ----         -----

Balance, March 31, 1998                 7,407,760       74         0       18,469      6,790              0          (502)

Stock options exercised                    17,800                              52
Change in cumulative foreign
 currency translation adjustment                                                                                      (96)
Net loss                                                                              (6,678)
                                        ---------      ---      ----      -------    -------           ----         -----

Balance, March 31, 1999                 7,425,560      $74      $  0      $18,521    $   112           $  0         $(598)
                                        =========      ===      ====      =======    =======           ====         =====

          See accompanying notes to consolidated financial statements.

                               UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the years ended March 31, 1999, 1998 and 1997
                                 (In thousands)

                                                           1999      1998      1997
                                                         --------  --------  --------
OPERATING ACTIVITIES:
   Net income (loss)...................................  $(6,678)  $(2,118)  $ 2,968
                                                         -------   -------   -------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization....................    5,152     4,441     3,770
      Deferred income taxes............................                 77
      Other non-cash expenses (income), net............     (152)      123       (36)
      Changes in:
        Accounts receivable, trade.....................    3,390    (3,825)   (5,141)
        Materials, supplies and inventories............    1,878    (1,108)      509
        Prepaid expenses and other.....................     (251)     (108)       40
        Other assets...................................       (8)     (104)      (16)
        Income taxes receivable, net...................      239       (39)      550
        Accounts payable...............................    1,045       258     1,808
        Accrued liabilities............................    1,450       680     1,698
                                                         -------   -------   -------
   Total adjustments...................................   12,743       395     3,182
                                                         -------   -------   -------
      Net cash provided by (used in)
       operating activities............................    6,065    (1,723)    6,150
                                                         -------   -------   -------
INVESTING ACTIVITIES:
   Cost of additions to equipment......................   (3,305)   (4,438)   (3,848)
   Proceeds from sale of equipment.....................      269         5       115
                                                         -------   -------   -------
      Net cash used in investing
       activities......................................   (3,036)   (4,433)   (3,733)
                                                         -------   -------   -------
FINANCING ACTIVITIES:
   Net borrowing on note payable to bank...............      293     4,260    (1,515)
   Net increase (decrease) in book overdraft...........   (1,213)    1,213
   Issuance of Common Stock............................       52       146        41
   Payments on Capital Leases..........................   (1,091)     (434)
   Repurchase of Common Stock..........................        0        (1)       (1)
                                                         -------   -------   -------
      Net cash provided by (used in)
       financing activities............................   (1,959)    5,184    (1,475)
                                                         -------   -------   -------
EFFECT ON CASH FLOWS OF
 FOREIGN CURRENCY TRANSACTIONS.........................      (18)       10        53
                                                         -------   -------   -------
   Net increase (decrease) in cash and cash
      equivalents......................................    1,052      (962)      995
CASH AND CASH EQUIVALENTS
   Beginning of period.................................      528     1,490       495
                                                         -------   -------   -------
   End of period.......................................  $ 1,580   $   528   $ 1,490
                                                         =======   =======   =======

 See accompanying notes to consolidated financial statements.

UTILX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Operations

UTILX/(R)/ Corporation ("UTILX" or the "Company") provides specialty services to electric, telecommunications, natural gas, water, sewer, and other utilities primarily in the United States and drilling equipment to contractors and other users outside of the United States. The Company's primary business is installing, replacing, and restoring underground cables and pipes. Installation and replacement services primarily are provided through the Company's FlowMole service. In addition, the Company sells its FlowMole drilling systems and related products in international markets. The Company also provides its CableCure service to utility customers for injecting a silicone fluid into electric and telephone cables to repair and prevent water damage. The Company acquired the worldwide exclusive licensing rights to the CableCure process in September 1991.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UTILX Limited, FlowMole Export Sales Corporation, and UTILX International Product Sales, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

The Company classifies demand deposits, passbook savings accounts, and overnight balances as cash and cash equivalents. Other investments such as government/agency bonds, bankers' acceptances and commercial paper are classified as short-term investments. The Company records these investments at amortized cost, which approximates market. The Company uses its line of credit under its cash management system to cover checks presented for payment in excess of cash balances.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, and trade receivables.

The Company's policy is to invest temporary cash in high quality credit securities and to reduce risk by limiting the amount of investment in any one issuer and the type of investment. The Company's credit losses with respect to trade receivables (which are uncollateralized) has been low due to the financial base of its customers that are primarily utility companies. In some cases, the Company performs such services as a subcontractor to the general contractor hired by the utility company. International customers (primarily contractors or distributors of construction equipment) that purchase equipment and spare parts are generally required to provide an irrevocable letter of credit prior to shipment until the Company has sufficient experience with the customer to allow them credit. In general, the Company's international customers place orders to fill immediate needs related to construction projects.

Materials, Supplies and Inventories

Materials, supplies, and inventories are valued at the lower of cost, determined on the moving average basis, or market.

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

Recognition of Revenues and Costs

Installation, replacement and restoration services performed by the Company involve thousands of jobs which are typically completed in one week or less. Revenues on such jobs are recognized when each individual billable service is completed. Costs are recorded as incurred. In March 1998 the Company commenced work on a $1.8 million installation contract which was completed in April 1998. Costs were recorded as incurred and revenue was recognized on the percentage of completion basis.

Royalty, lease, spare parts and equipment sales are recognized as earned, under provisions of the underlying sales, lease, or license agreement.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation, with no effect on previously reported net income (loss), stockholders' equity or cash flows.

NOTE 2 -- SIGNIFICANT CUSTOMERS AND RELATED-PARTY TRANSACTIONS

The Company, in the ordinary course of business, sells its services to Florida Power & Light. Such sales amounted to approximately $22,752,000 (29% of consolidated revenues), $25,614,000 (31% of consolidated revenues) and $11,159,000 (17% of consolidated revenues) for fiscal 1999, 1998 and 1997, respectively. Amounts due from Florida Power & Light for services were approximately $1,712,000 and $11,869,000 at March 31, 1999 and 1998,
respectively.

The Company also sells its services to Washington Gas Light Company ("Washington Gas"). In fiscal 1998 and 1997, such sales amounted to approximately $8,535,000 (10% of consolidated revenues) and $7,916,000 (12% of consolidated revenues), respectively.

The Company, in the ordinary course of business, also sells its services to Puget Sound Energy, Inc., a utility whose Board of Directors includes two directors who also serve on the Board of Directors of the Company. Such sales amounted to approximately $173,000, $890,000 and $480,000 in fiscal 1999, 1998 and 1997, respectively. No amounts were due from Puget Sound Energy, Inc. at March 31, 1999 and 1998.

The Company, in the ordinary course of business, also sells its services to Virginia Electric and Power Company ("Virginia Power"), the principal subsidiary of Dominion Resources, Inc. ("Dominion Resources"). Sales to Virginia Power in fiscal 1997 amounted to approximately $7,847,000 (12% of consolidated revenues). Dominion Capital, Inc. ("Dominion Capital"), also a subsidiary of Dominion Resources, was a shareholder of Company stock in prior years. During fiscal 1996, Dominion Capital transferred its entire holdings of company stock to Trilon Dominion Partners, L.L.C. ("Trilon"), a limited liability company in which Dominion Capital retained an ownership interest. As of December 11, 1996, Trilon sold all of its shares of Company stock in the open market. Revenue from related parties in fiscal 1997 includes approximately $6,384,000 in sales to Virginia Power through December 11, 1996.

In May 1998, the Company moved into a new corporate headquarters pursuant to a ten year lease. One of the Company's directors was an executive officer of the company that owns the building. See Note 11.

NOTE 3 -- ACCOUNTS RECEIVABLE

Accounts receivable, trade at March 31, consist of the following:

                                                            1999         1998
                                                          -------      -------
                                                             (In thousands)
North American customers:
   Completed work not yet billed......................    $ 5,825      $ 7,299
   Billed but uncollected.............................      9,332       11,527
International customers...............................      2,652        1,349
Less allowance for doubtful accounts..................     (1,508)        (455)
                                                          -------      -------
    Total                                                 $16,301      $19,720
                                                          =======      =======

NOTE 4 -- INCOME TAXES

The components of income tax expense (benefit) were:

                                 1999      1998      1997
                                 ----      ----     -----
                                      (In thousands)
Current
     Federal and state.........   $0        $1      $(827)
     Foreign...................    0         0       (119)
                                  --        --      -----
                                   0         1       (946)
   Deferred
     Federal and state.........    0         0          0
                                  --        --      -----

       Total                      $0        $1      $(946)
                                  ==        ==      =====

A reconciliation of income taxes on income (loss) at the federal statutory rate of 34% with the income tax provision (benefit) in the consolidated statement of operations is as follows:

                                                             1999      1998     1997
                                                           -------   -------   -------
                                                                (In thousands)
Income (loss) before income taxes.......................   $(6,678)  $(2,117)  $ 2,022
                                                           -------   -------   -------

Income tax expense (benefit) at federal statutory rate..   $(2,271)  $  (720)  $   687
State income taxes net of federal tax effect............         0       (78)       60
Tax effect of nondeductible expenses....................       314       323       241
Change in valuation allowance...........................     1,938       522    (1,915)
Other...................................................        19       (46)      (19)
                                                           -------   -------   -------
  Total                                                    $     0   $     1   $  (946)
                                                           =======   =======   =======

In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has taken several steps to achieve such levels of future income; however, the success of such efforts is uncertain. Also, the Company has incurred losses in two of its past three fiscal years. Accordingly, management is currently unable to conclude that realization of the net deferred tax assets is more likely than not. Therefore, the Company maintains a valuation allowance against the full amount of its net deferred tax assets as of March 31, 1999 and 1998.

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

The Internal Revenue Service commenced a new examination of the Company's amended returns for fiscal 1991 through 1995. The Internal Revenue service completed its examination of these amended returns in December 1998. As a result, income tax refunds of approximately $177,000, including a refund related to loss carryback from fiscal 1996, were received in March 1999. The Company has agreed to the final examiner's report.

The computation of the net deferred tax asset (liability) at March 31, is as follows:

                                                                          1999      1998
                                                                        --------   --------
                                                                           (In thousands)
Deferred tax assets:
  Accruals for claims and expenses not currently deductible..........   $    939   $    912
  Inventory reserves, net............................................        781        327
  Accounts receivable reserve, net...................................         71         80
  Net operating loss carryforwards (expiring through fiscal 2019)....      2,033        502
    Other............................................................         49         52
                                                                        --------   --------
    Total deferred tax assets........................................   $  3,873   $  1,873
                                                                        ========   ========

  Current............................................................   $  1,791   $  1,319
  Long-term..........................................................      2,082        554
                                                                        --------   --------
                                                                        $  3,873   $  1,873
                                                                        ========   ========

Deferred tax liabilities:
  Basis difference for equipment and improvements....................   $   (594)  $   (518)
  Other..............................................................       (133)      (147)
                                                                        --------   --------
  Total deferred tax liabilities.....................................   $   (727)  $   (665)
                                                                        ========   ========
 Valuation allowance.................................................   $ (3,146)  $ (1,208)
                                                                        ========   ========

NOTE 5 -- MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories, at March 31, are as follows:

                                                                          1999      1998
                                                                        --------   --------
                                                                           (In thousands)
Raw materials and spare parts........................................   $  8,377   $  8,810
Work in process......................................................         26        684
Finished goods.......................................................          0        116
Less allowance for obsolete or overstocked inventory.................     (1,462)      (771)
                                                                        --------   --------
 Total...............................................................   $  6,941    $ 8,839
                                                                        ========    ========

NOTE 6 -- EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, at March 31, are as follows:

                                                                          1999      1998
                                                                        --------   --------
                                                                           (In thousands)
   Machinery and equipment...........................................   $ 32,017   $ 33,595
   Equipment under capital lease.....................................      4,866      3,533
   Leasehold improvements............................................        366        209
   Furniture and fixtures............................................        305        498
   Construction in progress, equipment...............................          0        384
   Computer software under development...............................        286        371
                                                                        --------   --------
                                                                          37,840     38,590
   Less accumulated depreciation and amortization....................    (25,162)   (25,499)
                                                                        --------   --------
     Total...........................................................   $ 12,678   $ 13,091
                                                                        ========   ========

Accumulated amortization related to equipment under capital leases was $915,000 and $331,000 at March 31, 1999 and 1998, respectively.

Repairs and maintenance expenses for fiscal 1999, 1998 and 1997 were approximately $1,616,000, $1,656,000, and $1,391,000, respectively.

NOTE  7 -- OTHER LIABILITIES

Other current liabilities, at March 31, are as follows:

                                                               1999       1998
                                                             --------   --------
                                                                (In thousands)
  Accrued payroll and related costs........................   $1,858     $2,693
  Book overdraft...........................................        0      1,213
  Accrued sales tax........................................      223        413
  Accrued insurance, net of prepayments....................    1,988        716
  Other....................................................    1,504        440
                                                              ------     ------
   Total...................................................   $5,573     $5,475
                                                              ======     ======

Other long-term liabilities, at March 31, are as follows:

                                                               1999       1998
                                                             --------   --------
                                                                (In thousands)
 Accrued warranty..........................................   $  815     $  700
 Other.....................................................      157        172
                                                              ------     ------
    Total..................................................   $  972     $  872
                                                              ======     ======


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

NOTE 8 -- NOTE PAYABLE

The Company had a committed credit facility of $7,500,000 with Seafirst National Bank of Washington ("Seafirst"), which was replaced in April 1999. At March 31, 1999 and 1998, the Company had an outstanding balance of $5,538,000 and $5,245,000, respectively, under this facility at a weighted average borrowing rate of 9.75% and 7.69%, respectively.

On April 23, 1999, this facility was replaced with a $10,000,000, two year, revolving credit facility from FINOVA Capital Corporation ("FINOVA"). Outstanding borrowings under the facility are not to exceed the lesser of $10,000,000 or the sum of a) 85% of eligible accounts receivable, plus, b) an amount not to exceed the lesser of 50% of the auction value of the Company's equipment or $4,000,000, less, c) any loan reserves. Upon funding of this facility the Company had $10,000,000 available for use. The FINOVA facility is secured by the Company's assets. The credit agreement requires that the Company maintain certain financial covenants including requirements to maintain certain levels of net worth and debt service. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime plus 1%. The Company pays annual fees of $50,000, monthly fees of $2,000 and certain termination fees if the Company terminates the facility prior to the two year term.

NOTE 9 -- COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS

Stock Options

In October 1984, a nonqualified stock option ("NSO") plan (the "NSO Plan") and an incentive stock option plan (the "ISO Plan") were adopted by the Company. In July 1994, the Company adopted a new stock option and restricted stock plan (the "1994 Plan"), and ceased granting options under the NSO Plan and the ISO Plan. The 1994 Plan originally provided for the issuance of a maximum of 600,000 shares under either options or restricted stock grants. In fiscal 1998, the 1994 Plan was amended to add annually, for five years commencing April 1, 1997, an amount equal to 3.4% of the then outstanding shares of Common Stock to the shares issuable under the 1994 plan. Accordingly, effective April 1, 1998, 251,864 additional shares were added to the 1994 Plan. The 1994 Plan requires that options be granted at exercise prices equal to the market value of the Common Stock on the date of grant. Options granted under the NSO Plan, the ISO Plan and the 1994 Plan generally provide for full vesting of options within five years after grant. Options granted under the NSO Plan and the ISO Plan, and the 1994 Plan, have terms from the grant date, of six and ten years, respectively. At March 31, 1999, 267,227 shares were issuable under the 1994 Plan.

In fiscal 1988, the Company adopted a stock option plan for non-employee directors (the "Director Plan") that, as amended, provides for the issuance of a maximum of 300,000 shares of Common Stock to non-employee directors. The Director Plan requires that options be granted upon initial appointment and annually thereafter at exercise prices equal to the market value of the Common Stock on the date options are granted. Vesting of initial grants occurs over four years and occurs immediately for annual grants. At March 31, 1999, 38,000 shares were issuable under the Director Plan.

Pertinent information covering the plans follows:

                                           Employee Plans                 Director  Plan
                                    ---------------------------     --------------------------
                                     Shares       Average Price      Shares      Average Price
                                    --------     --------------     --------     -------------
Outstanding, March 31, 1996          426,400          $4.86         200,000          $6.40
Issued                               325,000           2.50          25,000           2.75
Canceled                            (222,600)          4.92         (43,000)          8.20
Exercised                             (4,700)          1.51         (12,000)          2.85
                                    --------          -----         -------          -----
Outstanding, March 31, 1997          524,100           3.40         170,000           5.74
ISSUED                               267,000           4.55          50,000           5.04
Canceled                             (37,000)          4.89
Exercised                            (31,000)          3.88         (10,000)          2.84
                                    --------          -----         -------          -----
Outstanding, March 31, 1998          723,100           3.73         210,000           5.71
Issued                               500,750           2.55          30,000           4.38
Canceled                            (468,152)          3.71         (45,000)          7.01
Exercised                             (2,800)          2.74         (15,000)          2.90
                                    --------          -----         -------          -----
Outstanding, March 31, 1999          752,898          $2.96         180,000          $5.39
                                    ========          =====         =======          =====
Exercisable,  March 31, 1999         149,328          $4.12         168,000          $5.38
                                    ========          =====         =======          =====

All options issued in fiscal 1999, 1998 and 1997 were granted at exercise prices equal to fair market value. Had the Company adopted the provisions of FAS 123 for fiscal 1999, 1998 and 1997 grants, fiscal 1999, 1998 and 1997 would have included a compensation expense provision of $535,000, $373,000 and $139,000, respectively. Proforma net loss and diluted loss per share for fiscal 1999 would have been $(7,213,000) and $(.97), respectively. Proforma net loss and diluted loss per share for fiscal 1998 would have been $(2,491,000) and $(.35), respectively. Proforma net earnings and diluted earnings per share for fiscal 1997 would have been $2,829,000 and $.39, respectively. Significant assumptions used to value the options for compensation purposes include:

Year Issued    Risk-Free Interest Rate   Expected Life  Expected Volatility   Expected Dividends
-------------  ------------------------  -------------  --------------------  ------------------
    1997               6.42%                6 Years             46%                 None
    1998               6.00%                6 Years             53%                 None
    1999               5.38%                6 Years             71%                 None

Pertinent information regarding options outstanding as of March 31, 1999 is as follows:

                                          Outstanding                           Exercisable
                          -------------------------------------------   ----------------------------
                                   Weighted Average  Weighted Average               Weighted Average
Range of Exercise Prices  Shares    Exercise Price   Remaining Life      Shares     Exercise Price
------------------------  -------  ----------------  ----------------   ---------   ----------------
$2.00   to    $ 2.50      411,000       $2.1655            8.85           63,600        $2.50
$2.75   to    $ 4.3750    319,400       $3.3347            8.43          119,400        $3.8283
$4.6250 to    $14.50      202,498       $6.1480            6.29          134,328        $6.7122
                          -------                                        -------
                          932,898                                        317,328
                          =======                                        =======

Common Stock Warrants

In conjunction with the Company's Exclusive Licensing Agreement with Dow Corning Corporation ("Dow Corning"), the Company granted Dow Corning a stock purchase warrant to purchase up to 353,846 shares of Common Stock at an exercise price of $8.125 per share. This warrant is exercisable based upon the Company's achievement of specific revenues from the CableCure process licensed from Dow
Corning and expires on September 25, 1999.   No warrants were exercisable at
March 31, 1999.   See also Note 14.

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

Restricted Stock Plan

In October 1994, the Company awarded 47,000 Restricted Shares to certain new employees which contained a three-year vesting period from each employee's respective date of hire. The shares were valued at the market value of $4.00 per share on the date of award. The aggregate award of $188,000 was recorded as unearned compensation on the balance sheet and was amortized over the vesting period on a straight-line basis. During fiscal 1998 and 1997, pursuant to provisions of the 1994 Plan, the Company repurchased 345 and 407 shares at market prices on vesting dates to cover payroll tax withholding requirements of approximately $1,000 and $1,000, respectively. During fiscal 1997, 15,778 restricted shares were canceled pursuant to employee terminations.

Preferred Stock

The Company has 2,000,000 shares of authorized Preferred Stock. During fiscal years 1999, 1998 and 1997, no shares were designated, issued, or are outstanding.

In October 1998, the Company declared a dividend, payable to shareholders of record on November 9, 1998, of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. A total of 7,425,560 Rights were issued which will expire on November 9, 2008 unless earlier redeemed or exchanged by the Company. Each Right entitles its holder to purchase from the Company one one-hundredth (1/100th) of a share of Series D Participating Cumulative Preferred Stock, $0.01 par value ("Preferred Shares"), at a price of $8 per one one-hundredth (1/100th) Preferred Share, subject to adjustment. Holders of Preferred Shares will be entitled to a preferential quarterly dividend payment equal to the greater of (a) $0.01 per share or (b) 100 times the dividend declared per common share. The Preferred Shares have liquidation preference in the event of dissolution or any merger or business combination of all accrued and unpaid dividends plus 100 times the distribution to be made per common share. There were no preferred shares outstanding at March 31, 1999.

Earnings (Loss) Per Share

In fiscal 1999, 1998, and 1997, the weighted average number of outstanding shares of the Company Common Stock, used to calculate basic earnings (loss) per share, was 7,420,000, 7,214,000 and 7,180,000, respectively. In fiscal 1997, the weighted average number of issuable under outstanding stock options and warrants, net of assumed shares repurchased, was 123,000. This amount was used to calculate diluted earnings per share. No such adjustment was considered in fiscal 1999 or fiscal 1998 because it would be antidilutive, due to net losses incurred in each year.

NOTE 10 -- PENSION PLAN

Employees of the Company may participate in a voluntary defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. Under this plan, employees who have met certain age and service requirements may contribute up to a certain percentage of their compensation. The Company makes matching contributions based on employee contributions and length of employee service. Total Company contributions under this plan for fiscal 1999, 1998 and 1997 were approximately $344,000, $307,000 and $239,000, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

The Company leases office space and manufacturing space under noncancelable operating lease agreements with renewal options. The Company also leases certain construction equipment, pickup trucks, and other motor vehicles, under operating and capital leases. The leases generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased assets. Rental expense under all operating leases, cancelable and noncancelable, totaled approximately $4,997,000, $5,135,000 and $2,456,000 for fiscal 1999, 1998 and
1997, respectively.

At March 31, 1999, future minimum lease payments under noncancelable leases including a new ten-year lease for corporate headquarters space commencing in May 1998, are as follows:


                                                                          Operating    Capital
                     Year ending March 31                                  Leases      Leases
                     --------------------                                 ---------    -------
                                                                             (In thousands)
   2000.................................................................    $ 3,792     $1,408
   2001.................................................................      3,212      1,397
   2002.................................................................      1,800        906
   2003.................................................................        686        224
   2004.................................................................        547         10
   Thereafter...........................................................      1,523          0
                                                                            -------     ------
   Total future minimum lease payments..................................    $11,560      3,945
                                                                            =======
        Less interest included in minimum capital lease payments........                   600
                                                                                        ------
        Capital lease obligations, March 31, 1999.......................                 3,345
        Less current portion, March 31, 1999............................                 1,135
                                                                                        ------
        Long-term portion of capital lease obligations, March 31, 1999..                $2,210
                                                                                        ======

Certain of the leases allow for adjustments of payments based on interest rate fluctuations. An increase in the underlying interest rate of 1% would increase aggregate minimum lease payments by approximately $87,000 for fiscal year 1999.

NOTE 12 -- SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information for fiscal 1999, 1998 and 1997 follows:

                                        1999       1998       1997
                                       ------     ------     ------
                                              (In thousands)
   Cash paid during the year for:
     Interest.....................     $ 617       $445    $    55
     Income taxes refunded, net...      (177)       (78)    (1,521)

In fiscal 1999, 1998 and 1997, the Company sold FlowMole drilling systems to contractors in Europe, Asia and South America. Revenue from the sale of the systems of approximately $695,000, $1,494,000 and $2,559,000 in fiscal 1999,
1998 and 1997, respectively, has been included in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. A gain, before allocating freight, duty and other selling costs, of approximately $218,000, $560,000 and $616,000 was recognized on the sales in fiscal 1999, 1998 and 1997, respectively.

The Company acquired equipment pursuant to vendor financed capital leases in the aggregate amount of approximately $1,333,000, $3,533,000 and $0 in fiscal 1999, 1998 and 1997, respectively.

NOTE 13 -- FINANCIAL INFORMATION RELATING TO NORTH AMERICAN AND EUROPEAN
           OPERATIONS

The consolidated financial statements include accounts of the Company's North American and European operations. Asian and South American revenues and net income are included in North American operations, as those operations are primarily conducted out of the Company's headquarters and primarily consist of the sales of inventory held in North America. Asian and South American revenues were $1,628,000, $2,399,000 and $3,269,000 in fiscal 1999, 1998 and 1997, respectively. The following amounts are included in the consolidated financial statements for North American and European operations:

                                       Fiscal Year 1999  (In thousands)
                            ----------------------------------------------------
                                                      Adjustments
                              North                      and
                            American     European    Eliminations   Consolidated
                            ---------  ------------  -------------  ------------
   Revenues
     Unrelated customers..   $73,789        $4,904          $            $78,693
     Related parties......       173           173
     Intersegment.........       189                        $(189)
                             -------        ------          -----        -------
        Total revenues....   $74,151        $4,904          $(189)       $78,866
   Net income (loss)......   $(6,309)       $ (164)         $(205)       $(6,678)
   Identifiable assets....   $35,799        $2,944          $(168)       $38,575

                                       Fiscal Year 1998  (In thousands)
                            ----------------------------------------------------
                                                      Adjustments
                              North                      and
                            American     European    Eliminations   Consolidated
                            ---------  ------------  -------------  ------------
   Revenues
     Unrelated customers..   $77,792        $3,782                       $81,574
     Related parties......       890           890
     Intersegment.........       225                        $(225)
                             -------        ------          -----        -------
        Total Revenues....   $78,907        $3,782          $(225)       $82,464
   Net income (loss)......   $(1,545)       $ (566)         $  (7)       $(2,118)
   Identifiable assets....   $40,671        $2,980          $(172)       $43,479

                                       Fiscal Year 1997  (In thousands)
                            ----------------------------------------------------
                                                      Adjustments
                              North                      and
                            American     European    Eliminations   Consolidated
                            ---------  ------------  -------------  ------------
   Revenues
     Unrelated customers..   $54,358        $3,653                       $58,011
     Related parties......     6,864                                       6,864
     Intersegment.........     1,013                      $(1,013)
                             -------        ------        -------        -------
        Total Revenues....   $62,235        $3,653        $(1,013)       $64,875
   Net income (loss)......   $ 3,569        $ (320)       $  (281)       $ 2,968
   Identifiable assets....   $32,387        $3,618        $   (93)       $35,912

Intersegment revenues occur on sales of spare parts inventory and equipment. Eliminations and adjustments are made to eliminate the intersegment revenues and related profit.

On March 31, 1999, the Company sold its FlowMole drilling business in the United Kingdom to a customer for cash totaling approximately $601,000. The Company recorded a gain on sale of approximately $24,000 related to this sale.

NOTE 14 -- PURCHASE OF CABLECURE LICENSE RIGHTS

Effective September 26, 1991, the Company entered into an Exclusive License and Distribution Agreement with Dow Corning. Under terms of the agreement, the Company purchased the exclusive rights to market to utilities the CableCure process (a chemical treatment to repair water damage and extend the life of underground electric cable), and certain related assets with an approximate value of $74,000. The Company paid Dow Corning $2,000,000 in cash and granted Dow Corning warrants to purchase up to 353,846 shares of Common Stock at $8.125 per share. Accumulated amortization of the $2,000,000 payment was $1,805,000 and $1,567,000 at March 31, 1999 and 1998, respectively. The Company purchases its chemicals exclusively from Dow Corning. Worldwide CableCure revenues accounted for 29% of consolidated revenues in fiscal 1999.

Additionally, Dow Corning receives 50% of adjusted net profits before tax resulting from the CableCure operations, and may elect to receive these profits in cash or in Common Stock at a price equal to the greater of the then current average market closing price or $8.50 per share. For fiscal 1999, 1998 and 1997, Dow Corning's share of the profits were paid in cash.

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

NOTE 15 -- ARBITRATION AND LITIGATION

In December 1998, the Company executed a settlement agreement with a subcontractor. The Company will pay the subcontractor $1,000,000 in four equal installments over two years, of which the first payment occurred in December 1998. The subcontractor agreed to dismiss an ongoing dispute over the amount to be paid to the contractor for injection services performed subsequent to April 1, 1997, and to desist from competing against the Company for seven years. The Company had previously accrued $362,000 for this dispute and realized expense of $381,000 in fiscal 1999.

The Company is involved in litigation matters, both as plaintiff and as defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 16 -- SELECTED QUARTERLY DATA (UNAUDITED)

     Fiscal Year 1999                1QTR      2QTR      3QTR      4QTR
                                     ----      ----      ----      ----
                                   (In thousands, except per share data)
     Revenues....................  $22,024   $18,885   $17,065   $20,892
     Gross profit................    2,577       432      (757)    1,394

     Net income (loss)...........       16    (1,902)   (3,857)     (935)
     Earnings (loss) per share:
        Basic....................  $   .00   $  (.26)  $  (.52)  $  (.13)
        Diluted..................  $   .00   $  (.26)  $  (.52)  $  (.13)


     Fiscal Year 1998                1QTR      2QTR      3QTR      4QTR
                                     ----      ----      ----      ----
                                   (In thousands, except per share data)
     Revenues....................  $18,767   $20,734   $22,523   $20,440
     Gross profit................    1,900     1,835     3,198       413

     Net income (loss)...........     (268)     (320)      755    (2,285)
     Earnings (loss) per share:
        Basic....................  $  (.04)  $  (.04)  $   .10   $  (.32)
        Diluted..................  $  (.04)  $  (.04)  $   .10   $  (.32)


During the fourth quarter of fiscal 1999, the Company recorded $800,000 of expenses for warranty costs and reserves for inventory obsolescence.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

     Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement that involves the election of directors and that will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, the close of the Registrant's 1999 fiscal year. For a description of the executive officers of the Registrant, see "Executive Officers of the Registrant" included in Part I,
Item 1.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                   FORM 8-K

     (a)  The following documents are filed as part of this report:

          1.   Financial Statements:

               Report of Independent Accountants                                                         26
               Consolidated Balance Sheet, March 31, 1999 and 1998                                       27
               Consolidated Statement of Operations and Comprehensive Income for the years ended         28
               March 31, 1999, 1998 and 1997
               Consolidated Statement of Changes in Stockholders' Equity for the years ended March
               31, 1999, 1998 and 1997                                                                   29
               Consolidated Statement of Cash Flows for the years ended March 31, 1999, 1998 and 1997    30
               Notes to Consolidated Financial Statements                                                31

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

     (b)  Report on Form 8-K:  None.

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

  4.4  Registrant's Rights Agreement between UTILX Corporation and American
         Stock Transfer & Trust Company dated as of November 9, 1998.
         Incorporated by reference to Exhibit Number 4.1 to Registrant's Form 8-
         K dated November 9, 1998 filed under the Exchange Act.

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

10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated June 16, 1998. Filed under the Exchange Act on Form 10K for the Fiscal Year ended March 31, 1998.

10.40 Loan and Security Agreement between Registrant and FINOVA Capital Corporation dated April 23, 1999. Filed herewith.

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


                                UTILX CORPORATION



                                By /s/ WILLIAM M. WEISFIELD         JUNE 7, 1999
                                -----------------------------
                                   William M. Weisfield
                                Its President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



/s/ WILLIAM M. WEISFIELD      President, Chief Executive            June 7, 1999
-------------------------     Officer and Chairman of the Board
   (William M. Weisfield)     (Principal Executive Officer)



/s/ DARLA VIVIT NORRIS        Senior Vice President, Chief          June 7, 1999
-------------------------     Financial Officer and Treasure
(Darla Vivit Norris)          (Principal Financial Officer)


/s/ PHYLLIS A. BOYD           Controller, Chief                     June 7, 1999
-------------------------     Accounting Officer
   (Phyllis A. Boyd)          (Principal Accounting Officer)


/s/ STANLEY J. BRIGHT         Director                              June 7, 1999
-------------------------
   (Stanley J. Bright)


/s/ JOHN D. DURBIN            Director                              June 7, 1999
-------------------------
   (John D. Durbin)


/s/ JOHN W. ELLIS             Director                              June 7, 1999
-------------------------
   (John W. Ellis)


/s/ WALTER M. HIGGINS         Director                              June 7, 1999
-------------------------
   (Walter M. Higgins)


/s/ ROBERT E. RUNICE          Director                              June 7, 1999
--------------------
   (Robert E. Runice)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number
-------
                                  Description
                                  -----------

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

4.4 Registrant's Rights Agreement between UTILX Corporation and American Stock Transfer & Trust Company dated as of November 9, 1998. Incorporated by reference to Exhibit Number 4.1 to Registrant's Form 8-K dated November 9, 1998 filed under the Exchange Act.

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

10.39 Loan Modification Agreement between Registrant and Bank of America NW, N.A., doing business as Seafirst Bank, successor by name change to Seattle-First National Bank, dated June 16, 1998. Filed under the Exchange Act on Form 10K for the Fiscal Year ended March 31, 1998.

10.40 Loan and Security Agreement between Registrant and FINOVA Capital Corporation dated April 23, 1999. Filed herewith.

21.1  Subsidiaries of Registrant.  Filed herewith.

23.1  Consent of Independent Accountants.  Filed herewith.

27.1  Financial Data Schedule.  Filed herewith.

99.1  Additional  Stockholder Material.  Filed herewith.