Form 10-Q
period 1999-06-30
UTILX CORP
filed 1999-08-12
CIK 821361

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

         (MARK ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______________TO ________________

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

As of June 30, 1999, 7,431,560, shares of Common Stock were outstanding.


===============================================================================

                                TABLE OF CONTENTS


     ITEM                                                                                                    PAGE
     ----                                                                                                    ----
                                     PART I
                              FINANCIAL INFORMATION


        1.    Financial Statements
              Consolidated Balance Sheet
              June 30, 1999 and March 31, 1999............................................................     3

              Consolidated Statement of Operations
              For the Three Months Ended
              June 30, 1999 and 1998......................................................................     4

              Consolidated Statement of Cash Flows
              For the Three months Ended
              June 30, 1999 and 1998......................................................................     5

              Notes to Consolidated Financial Statements..................................................     6

        2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................     9

        3.    Quantitative and Qualitative Disclosure About Market Risks..................................    14


                                     PART II
                                OTHER INFORMATION

        1.    Legal Proceedings...........................................................................    14

        2.    Changes in Securities and Use of Proceeds...................................................    14

        3.    Defaults Upon Senior Securities.............................................................    14

        4.    Submission of Matters to a Vote of Security Holders.........................................    14

        5.    Other Information...........................................................................    14

        6.    Exhibits and Reports on Form 8-K............................................................    14

              Signatures..................................................................................    15

              Exhibit Index

PART I - FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                           JUNE 30 AND MARCH 31, 1999
                          (IN THOUSANDS, EXCEPT SHARES)
                                     ASSETS



                                                                                     JUNE 30              MARCH 31
                                                                                     -------              --------
                                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents.............................................         $   1,126             $   1,580
     Accounts receivable, net..............................................            19,344                16,301
     Materials, supplies and inventories...................................             6,535                 6,941
     Income taxes receivable...............................................               192                   191
     Prepaid expenses and other............................................               515                   533
                                                                                    ---------              --------
         Total current assets .............................................            27,712                25,546

Equipment and improvements, net............................................            11,804                12,678
Other assets, net..........................................................               288                   351
                                                                                    ---------             ---------

         Total assets .....................................................         $  39,804             $  38,575
                                                                                    =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank..................................................         $   5,650             $   5,538
     Current portion of capital lease obligations..........................               840                 1,135
     Accounts payable......................................................             3,780                 5,038
     Accrued liabilities...................................................             7,705                 5,573
                                                                                    ---------             ---------
         Total current liabilities.........................................            17,975                17,284

Capital lease obligations, net of current portion..........................             2,212                 2,210
Other long term liabilities................................................               946                   972
                                                                                    ---------             ---------
         Total liabilities.................................................            21,133                20,466
                                                                                    ---------             ---------

Commitments and Contingencies:

Stockholders' equity:
     Common Stock, $0.01 par value
     (authorized 25,000,000 shares, 7,431,560 and 7,425,650
     shares issued and outstanding, respectively)..........................                74                    74
     Additional paid-in capital............................................            18,536                18,521
     Retained earnings.....................................................               675                   112
     Cumulative foreign currency translation adjustment....................              (614)                 (598)
                                                                                    ----------            ----------
         Total stockholders' equity........................................            18,671                18,109
                                                                                    ----------            ---------

              Total liabilities and stockholders' equity...................         $  39,804             $  38,575
                                                                                    ==========            =========

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        1999                  1998
                                                                                        ----                  ----
Revenues......................................................................      $  23,375              $ 22,024
Cost of revenues..............................................................         20,075                19,447
                                                                                    ---------             ---------

     Gross profit.............................................................          3,300                 2,577
                                                                                    ---------             ---------

Operating expenses:
     Selling, general and administrative......................................          2,411                 2,271
     Research and Engineering.................................................            188                   147
                                                                                    ---------             ---------
         Total operating expenses.............................................          2,599                 2,418
                                                                                    ---------             ---------

Operating income (loss) ......................................................            701                   159

Other expense, net............................................................            138                   135
                                                                                    ---------             ---------

Income (loss) before income taxes.............................................            563                    24
Income tax provision..........................................................              0                     8
                                                                                    ---------             ---------

Net income (loss).............................................................      $     563              $     16
                                                                                    =========              ========

Earnings( loss) per share:
     Basic....................................................................      $     .08              $    .00
     Diluted..................................................................      $     .07              $    .00



CALCULATION OF COMPREHENSIVE INCOME (LOSS):

     Net income (loss)........................................................      $     563              $     16
     Change in cumulative foreign currency
             translation adjustment, net......................................            (16)                   (7)
                                                                                    ---------             ---------
     Comprehensive income (loss)..............................................      $     547              $      9
                                                                                    =========             =========


                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        1999                  1998
                                                                                        ----                  ----
OPERATING ACTIVITIES:
     Net income (loss)........................................................      $     563             $      16

      Adjustments to reconcile to net cash provided by (used in) operating activities:
         Depreciation and amortization........................................          1,088                 1,114
         (Gain)/loss on sale of equipment.....................................             (6)
         Changes in assets and liabilities....................................         (3,196)                1,488
                                                                                    ----------            ---------

         Total adjustments....................................................         (2,114)                2,602
                                                                                    ----------            ---------

              Net cash provided by (used in) operating activities.............         (1,551)                2,618
                                                                                    ----------            ---------

INVESTING ACTIVITIES:
     Cost of additions to equipment...........................................           (248)               (1,130)
     Proceeds from sale of equipment..........................................             23                    24
                                                                                    ---------             ---------

              Net cash provided by (used in) investing activities.............           (225)               (1,106)
                                                                                    ----------            ----------

FINANCING ACTIVITIES:
     Net borrowings on note payable...........................................            112                    80
     Issuance of Common Stock.................................................             15                    14
     Net increase (decrease) in book overdraft................................          1,494                (1,213)
     Principal payments on capital leases.....................................           (294)                 (219)
                                                                                    ----------            ----------

              Net cash provided by (used in) financing activities.............          1,327                (1,338)
                                                                                    ---------             ----------

EFFECT ON CASH  FLOWS
   OF CHANGES IN EXCHANGE RATES...............................................             (5)                    0
                                                                                    ----------            ---------

     Net increase (decrease) in cash and cash equivalents.....................           (454)                  174

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................................          1,580                   528
                                                                                    ---------             ---------

     End of period............................................................      $   1,126             $     702
                                                                                    =========             =========

                (See Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       FINANCIAL STATEMENT PRESENTATION

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three month period ended June 30, 1999 and 1998. The statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements included in the fiscal 1999 Annual Report on Form 10-K.

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

Earnings (loss) per share is calculated as follows:

Basic earnings (loss) per common share:


                                                                Three Months Ended
                                                              ----------------------
                                                                     June 30,
                                                                     --------
                                                              1999              1998
                                                              ----              ----
Net income (loss).................................            $  563            $   16
                                                              ======            ======

Divided by weighted average common                             7,428             7,408
                                                              ======            ======
shares outstanding ...............................

Basic earnings (loss) per common share............            $  .08            $  .00
                                                              ======            ======


Diluted earnings (loss) per common share:


                                                                Three Months Ended
                                                              ----------------------
                                                                     June 30,
                                                                     --------
                                                              1999              1998
                                                              ----              ----

Net income (loss) ..................................          $  563            $   16
                                                              ======            ======

Weighted average common shares outstanding...........          7,428             7,408

Stock options and warrants assumed
        exercised - net, if dilutive................             108               181
                                                              ------            ------

Total diluted shares outstanding ....................          7,536             7,589
                                                              ======            ======

Diluted earnings (loss) per common share.............         $  .07            $  .00
                                                              ======            ======

3.       ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:


                                                                           (In Thousands)
                                                                 June 30, 1999      March 31, 1999
                                                                 -------------      --------------
North American Customers:

Work Completed but not billed........................                 $ 9,225            $   5,825

Billed but uncollected...............................                   9,228                9,332

International  customers.............................                   1,201                2,652

Less allowance for doubtful accounts.................                    (310)            (  1,508)
                                                                      -------            ---------
                                                                      $19,344              $16,301
                                                                      =======            =========

4.       MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories consist of the following:


                                                                          (In Thousands)
                                                                 June 30, 1999      March 31, 1999
                                                                 -------------      --------------
 Raw materials and spare parts........................              $ 7,330            $  8,377
 Work in process......................................                   73                  26
 Less allowance for obsolete or overstocked
  Inventory...........................................                 (868)             (1,462)
                                                                    -------            --------
                                                                    $ 6,535            $  6,941
                                                                    =======            ========

5.       ACCRUED LIABILITIES

Accrued liabilities, are as follows:


                                                                         (In Thousands)
                                                                 June 30, 1999      March 31, 1999
                                                                 -------------      --------------
Accrued payroll and related costs.........................           $ 2,291          $ 1,858
Book overdraft............................................             1,494                0
Accrued sales tax.........................................               286              223
Accrued insurance, net of prepayments.....................             1,950            1,988
Other.....................................................             1,684            1,504
                                                                     -------          -------
     Total                                                           $ 7,705          $ 5,573
                                                                     =======          =======

6.       NOTE PAYABLE TO BANK

On April 23, 1999, the Company entered into a $10,000,000, two year, revolving credit facility from FINOVA Capital Corporation ("FINOVA"). Outstanding borrowings under the facility are not to exceed the lesser of $10,000,000 or the sum of a) 85% of eligible accounts receivable, plus, b) an amount not to exceed the lesser of 50% of the auction value of the Company's equipment or $4,000,000, less, c) any loan reserves. The FINOVA facility is secured by the Company's assets.

The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt service. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime plus 1%. The Company pays annual fees of $50,000, monthly fees of $2,000 and would be required to pay certain termination fees if the Company terminates the facility prior to the two year term.

At June 30, 1999, the Company had an outstanding balance of $5,650,000 under this facility, compared to $5,538,000 at March 31, 1999 under a prior facility. For the first quarter of fiscal 2000 and fiscal 1999, the weighted average borrowing rate was 8.96% and 7.44%, respectively.

7.       COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Consolidated revenues increased 6% in the first quarter of fiscal 2000, compared to the same period in fiscal 1999.

NORTH AMERICAN OPERATIONS. Revenue from North American operations increased to $20.9 million in the first quarter of fiscal 2000, compared to $16.0 million in the same period of the prior year.

In the first quarter of fiscal 2000, the Company provided services to 90 customers in North America. Sales to Florida Power & Light Company ("FPL"), U S West and Virginia Electric and Power Company amounted to 33%, 16% and 9%, respectively, of the Company's total consolidated revenues. For the first quarter of fiscal 1999, the percentages were 40%, 5% and 9%, respectively. Domestic CableCURE-Registered Trademark- services account for 20% and 15% of the Company's total consolidated revenues in the first quarter of fiscal 2000 and 1999, respectively.

INTERNATIONAL OPERATIONS. Revenues from international operations increased to $1.6 million in the first quarter of fiscal 2000, compared to $1.5 million in the same period of fiscal 1999. On March 31, 1999, the Company sold its drilling service business in the United Kingdom. The drilling service industry in the United Kingdom has been undergoing a consolidation, with declining business opportunities for the specialty driller. The decline in revenues in the first quarter of fiscal 2000 caused by the sale of the drilling services business which accounted for $440,000 of revenues in the first quarter of fiscal, was offset by increased revenues from CableCURE-Registered Trademark- services in Europe and Asia.

GROSS PROFIT

Gross profit increased $723,000 million or 28% in the first quarter of fiscal 2000, compared to the same period in fiscal 1999.

NORTH AMERICAN OPERATIONS. Gross profit from the Company's services increased $660,000 or 35% in the first quarter of fiscal 2000 compared to the same period of fiscal 1999. An increase in the percentage of CableCURE-Registered Trademark- services as well as efficiencies in the Company's Florida operations contributed to this increase.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the first quarter of fiscal 2000 increased $63,000 or 9% compared to the same period of the prior year primarily due to increased revenue from CableCURE-Registered Trademark-operations in Germany.

OPERATING EXPENSES AND OTHER INCOME (EXPENSES)

Total operating expenses increased 8% in the first quarter of fiscal 2000, compared to the same period of fiscal 1999, primarily due to an increase in selling, general and administrative expenses, resulting from expenses associated with the continued modification of the Company's information system.

Other expense, net, was $138,000 in the first quarter of fiscal 2000, compared to other expense, net, of $135,000 in the same period of the prior year. This 2% increase is a result of increased interest expense due to financing arrangements.

INCOME (LOSS) BEFORE INCOME TAXES

As a result of the foregoing, the Company recorded a pretax income of $563,000 in the first quarter of fiscal 2000, compared to a pretax income of $24,000 in the same period of fiscal 1999.

INCOME TAX PROVISION

The Company would normally expect an effective income tax rate of approximately 37% on positive pretax income. This exceeds the federal statutory rate due to the impact of state income taxes and nondeductible, expenses. The Company has provided a valuation allowance against the full amount of the Company's net, deferred tax assets. A tax expense was not recorded against operating profits generated in fiscal 2000, due to the reversal of a portion of the valuation allowance.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $563,000 in the first quarter of fiscal 2000, compared to net income of $16,000 in the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

On April 23, 1999, the Company closed a new, two year, revolving credit facility with FINOVA Capital Corporation for $10,000,00. The facility is secured primarily by the assets of the Company. See Note 6 of Notes to Consolidated Financial Statements.

At June 30, 1999, the Company had unused sources of liquidity consisting of $1,126,000 in cash and cash equivalents and an available balance on its committed line of credit from FINOVA of $3,550,000. This compares to $1,580,000 in cash and cash equivalents and an available balance on its committed line of credit of $1,462,000 at March 31, 1999. Uses of cash during the first quarter of fiscal 2000 primarily related to capital expenditures of $248,000 and changes in working capital.

Capital expenditures in the three months ended June 30, 1999 primarily included costs associated with the Company's new management information systems.

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

REVIEW AND OUTLOOK

INSTALLATION AND REPLACEMENT SERVICES. The Company anticipates that opportunities to add installation and replacement services for existing customers will be a source of growth in the near future, especially from existing customers who utilize CableCURE-Registered Trademark- services. In mid December 1998, FPL informed the Company that they would award to the Company all of FPL's statewide underground cable injection and replacement work for a three year period, beginning January 1999. The Company expects FPL to continue to be a significant customer in calendar 1999 and future years. However, there can be no assurances that competition, budgetary factors or other matters, including cancellation of previously issued work orders, will not reduce the level of work performed for FPL. Also, the Company's revenue levels and the average number of crews in operation on any given day will be affected by a number of factors, including weather, pricing, competition, customer work release practices, soil and other working conditions, and permitting. See also the discussion under, UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION AND SEASONAL FACTORS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

REPAIR AND RESTORATION SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCURE-Registered Trademark- process, including an increased level of work under "Test, Treat or Replace" contracts. To improve customer acceptance of CableCURE-Registered Trademark-, the Company now offers a new full refund twenty year warranty on CableCURE-Registered Trademark- services. Management does not believe that this will have a material impact on the financial position or operating results of the Company based on historical results and laboratory tests. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCURE-Registered Trademark- services. CableCURE-Registered Trademark-revenues in Florida will be a key factor in determining growth in consolidated CableCURE-Registered Trademark- revenues in calendar 1999. The Company expects to see increased volumes from new customers in calendar 1999, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION, SEASONAL FACTORS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

INTERNATIONAL OPERATIONS. Due to adverse developments affecting the general economy in many Asian countries, the Company cannot predict the level of equipment sales in the foreseeable future. However, the Company does expect equipment sales to continue at some modest level. Company management expects most of its international growth to come from CableCURE-Registered Trademark-services in Europe and Asia.

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

UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts, reductions in electric utility revenues due to mild weather, general economic downturns or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, can adversely impact the Company's revenues and profits. Although the Company has broadened its customer base, in the first quarter of fiscal 2000 one customer generated over 33% of the Company's consolidated revenues, and a few customers generated approximately 60% of its CableCURE-Registered Trademark- revenues. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can cause substantial volatility to the Company's revenues and profits.

COMPETITION. The Company has experienced a long term trend of declining prices for trenchless drilling services, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCURE-Registered Trademark- injection services, which are priced at a discount to replacement costs, including replacement via trenchless drilling. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases can offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for trenchless drilling services is expected to continue into the future as more customers award work based on competitive bidding, more customers require their drilling contractors to perform additional tasks as part of the drilling contract and more conventional contractors acquire drilling capabilities in order to enter into this segment of the construction industry. This trend will continue to put downward pressure on the market price for CableCURE-Registered Trademark- Services.

SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMole drilling systems or providing its CableCURE-Registered Trademark- services at certain times of the year. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described below may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

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

DOW CORNING CORPORATION. The Company purchases its CableCURE-Registered Trademark- fluid exclusively from Dow Corning. In May 1995, Dow Corning filed for protection under Chapter 11. While the Company has been informed by Dow Corning that it intends to continue the CableCURE-Registered Trademark-business, there can be no assurance that Dow Corning or the bankruptcy court will not take action to amend or terminate the CableCURE-Registered Trademark- license agreement.

FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the U.S. Dollar and the British Pound Sterling, German Deutschmark and Euro. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations.

YEAR 2000 RISK FACTORS. Significant uncertainty exists concerning the potential costs and effects associated with Year 2000 compliance. Any Year 2000 compliance problem of either the Company or its major vendors and customers could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company has determined that its propriety equipment used by FlowMole and CableCURE-Registered Trademark- crews does not rely on date-sensitive software. The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with is internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has completed the process of replacing systems that have been identified as adversely affected. On November 2, 1998, the Company converted its enterprise-wide information systems to newly installed software certified by the vendor to be Year 2000 compliant.

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and remediation costs of, the Year 2000 problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these other internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

The Company has begun to implement a communications plan with its customers to attempt to identify and resolve, if possible, issues associated with the Year 2000. If the Company's customers are unable to resolve Year 2000 issues, those customers could have difficulty preparing new work packages for issuance to the Company or approving and paying invoices for the Company's services. The Company's revenues and cash flows from operations could be severely affected as a result. The Company's customers primarily consist of large utility companies who are expending substantial resources to solve Year 2000 problems. However, there can be no assurance that the Company will be able to determine if its customers have Year 2000 problems that will affect the Company. Also, even if such problems are identified, the Company may not be able to influence its customers to prioritize a timely solution to Year 2000 problems that are identified. Any failure of customers to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem related failures will occur or the severity, duration or financial consequences of potential failures. As a result, management expects that the Company could suffer the following consequences:

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

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its customers or major vendors. The Company expects to complete its contingency plans, and all other assessments, by September 30, 1999. These plans could include, but are not limited to, increased work hours for Company personnel or use of contract personnel to provide manual workaround solutions for customer work release systems or invoice approval processes. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

         ITEM 5.  OTHER INFORMATION

         Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10       Amended and Restated 1994 Option and Restricted
                  Stock Option Plan.  Filed herewith.

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


                                                 UTILX CORPORATION
                                   --------------------------------------------
                                                   (Registrant)


Date:  August 12, 1999             By: /s/ William M. Weisfield
                                      -----------------------------------------
                                       William M. Weisfield, President,
                                       Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)


Date:  August 12, 1999             By: /s/ Darla Vivit Norris
                                      -----------------------------------------
                                       Darla Vivit Norris, Senior Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)

                                UTILX CORPORATION


     As Filed with the Securities and Exchange Commission on August 12, 1999

                                                                File No. 0-16821

        -----------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              ---------------------

                                    EXHIBITS

                                       TO

                           QUARTERLY REPORT FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934


                              ---------------------



                                UTILX CORPORATION

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER            DESCRIPTION
       ------            -----------
         10       Amended and Restated 1994 Option and Restricted Stock Plan.
                  Filed herewith.

         27.1     Financial Data Schedule. Filed herewith.