Form 10-Q
period 1999-09-30
UTILX CORP
filed 1999-11-12
CIK 821361

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________TO _____________________

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

As of September 30, 1999, 7,447,560, shares of Common Stock were outstanding.

==============================================================================

                                TABLE OF CONTENTS

       ITEM                                                                        PAGE
       ----                                                                        ----
                                         PART I
                                  FINANCIAL INFORMATION

        1.    Financial Statements

              Consolidated Balance Sheet
              September 30, 1999 and March 31, 1999............................     3

              Consolidated Statement of Operations
              For the Three Months Ended
              September 30, 1999 and 1998......................................     4

              Consolidated Statement of Operations
              For the Six Months Ended
              September 30, 1999 and 1998......................................     5

              Consolidated Statement of Cash Flows
              For the Six Months Ended
              September 30, 1999 and 1998......................................     6

              Notes to Consolidated Financial Statements.......................     7

        2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................    10

        3.    Quantitative and Qualitative Disclosures about Market Risk.......    15



                                        PART II

        1.    Legal Proceedings................................................    15

        2.    Changes in Securities............................................    15

        3.    Defaults Upon Senior Securities..................................    15

        4.    Submission of Matters to a Vote of Security Holders..............    15

        5.    Other............................................................    15

        6.    Exhibits.........................................................    15


              Signatures.......................................................    16


Part I - Financial Information
        ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30 AND MARCH 31, 1999
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                  SEPTEMBER 30            MARCH 31
                                                                                  ------------            --------
                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents.............................................         $   1,877              $  1,580
     Accounts receivable, net..............................................            21,884              $ 16,301
     Materials, supplies and inventories...................................             6,994                 6,941
     Income taxes receivable...............................................               192                   191
     Prepaid expenses and other............................................               571                   533
                                                                                    ---------              --------
         Total current assets .............................................            31,518                25,546

Equipment and improvements, net............................................            11,421                12,678
Other assets, net..........................................................               353                   351
                                                                                    ---------             ---------

         Total assets .....................................................         $  43,292             $  38,575
                                                                                    ---------             ---------
                                                                                    ---------             ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Note payable to bank..................................................         $   7,377             $   5,538
     Current portion of capital lease obligations..........................             1,138                 1,135
     Accounts payable......................................................             3,461                 5,038
     Accrued liabilities...................................................             9,684                 5,573
                                                                                    ---------             ---------
         Total current liabilities.........................................            21,660                17,284

Capital lease obligations, net of current portion..........................             1,646                 2,210
Other long term liabilities................................................             1,000                   972
                                                                                    ---------             ---------
            Total liabilities..............................................            24,306                20,466
                                                                                    ---------             ---------

Commitments and contingencies (Note 7):

Stockholders' equity:
     Common stock, $0.01 par value
     (authorized 25,000,000 shares, 7,448,000 and 7,426,000
     shares issued and outstanding, respectively)..........................                74                    74
     Additional paid-in capital............................................            18,576                18,521
     Retained earnings.....................................................               981                   112
     Cumulative foreign currency translation adjustment....................              (645)                 (598)
                                                                                    ---------             ---------
         Total stockholders' equity........................................            18,986                18,109
                                                                                    ---------             ---------
                                                                                    ---------             ---------

              Total liabilities and stockholders' equity...................         $  43,292             $  38,575
                                                                                    ---------             ---------
                                                                                    ---------             ---------


                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        1999                  1998
                                                                                        ----                  ----
Revenues......................................................................       $ 24,935             $  18,885
Cost of revenues..............................................................         21,721                18,453
                                                                                    ---------             ---------

     Gross profit.............................................................          3,214                   432

Operating expenses:
     Selling, general and administrative......................................          2,383                 2,008
     Research and engineering.................................................            337                   207
                                                                                    ---------             ---------
         Total operating expenses.............................................          2,720                 2,215
                                                                                    ---------             ---------

Operating income (loss) ......................................................            494               (1,783)

Other (income) expense, net...................................................            188                   128
                                                                                    ---------             ---------

Income (loss) before income taxes.............................................            306               (1,911)
Income tax provision..........................................................              0                    9
                                                                                    ---------             ---------

Net income (loss).............................................................      $     306            $  (1,902)
                                                                                    ---------             ---------
                                                                                    ---------             ---------

Earnings (loss) per share (Note 2):
     Basic....................................................................      $     .04            $    (.26)
     Diluted..................................................................      $     .04            $    (.26)




CALCULATION OF COMPREHENSIVE INCOME (LOSS):

       Net income (loss)......................................................      $     306            $  (1,902)
       Change in cumulative foreign currency
                translation adjustment, net...................................            (31)                  63
                                                                                    ---------             ---------
       Comprehensive income (loss)............................................      $     275           $   (1,839)
                                                                                    ---------             ---------
                                                                                    ---------             ---------



                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                            1999          1998
                                                                                            ----          ----
Revenues......................................................................             $48,310        $40,908
Cost of revenues..............................................................              41,796         37,899
                                                                                           -------        -------

     Gross profit.............................................................               6,514          3,009

Operating expenses:
     Selling, general and administrative......................................               4,794          4,280
     Research and engineering.................................................                 525            354
                                                                                           -------        -------

        Total operating expenses..............................................               5,319          4,634
                                                                                           -------        -------

Operating income (loss) ......................................................               1,195         (1,625)

Other (income) expense, net...................................................                 326            262
                                                                                           -------        -------

Income (loss) before income taxes.............................................                 869         (1,887)

Income tax provision..........................................................                   0              0
                                                                                           -------        -------

Net income (loss) ............................................................                $869        $(1,887)
                                                                                           -------        -------
                                                                                           -------        -------

Earnings (loss) per share (Note 2):
             Basic............................................................               $ .12        $ (.25)
             Diluted..........................................................               $ .11        $ (.25)

CALCULATION OF COMPREHENSIVE INCOME (LOSS):

Net income (loss) ............................................................                $869        $(1,887)
Change in cumulative foreign currency
         translation adjustment, net..........................................                 (47)            58
                                                                                           -------        -------
Comprehensive income (loss)...................................................                $822        $(1,829)
                                                                                           -------        -------
                                                                                           -------        -------



                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         1999                1998
                                                                                         ----                ----
OPERATING ACTIVITIES:
     Net income (loss)........................................................      $     869             $ (1,887)

      Adjustments to reconcile to net cash provided by (used in) operating activities:
         Depreciation and amortization........................................          2,153                 2,233
         Gain on sale equipment ..............................................            (2)                   (1)
         Changes in assets and liabilities....................................        (4,866)                 6,072
                                                                                    ---------             ---------

         Total adjustments....................................................        (2,715)                 8,304
                                                                                    ---------             ---------

              Net cash provided by (used in) operating activities.............        (1,846)                 6,417
                                                                                    ---------             ---------

INVESTING ACTIVITIES:
     Cost of additions to equipment...........................................          (931)               (1,943)
     Proceeds from sale of equipment..........................................             35                    37
                                                                                    ---------             ---------

              Net cash used in investing activities...........................          (896)               (1,906)
                                                                                    ---------             ---------

FINANCING ACTIVITIES:
     Net borrowings (repayments) on note payable..............................          1,839               (2,185)
     Issuance of common stock.................................................             55                    51
     Book overdraft...........................................................          1,753               (1,213)
     Principal payments on capital leases.....................................          (561)                 (488)
                                                                                    ---------             --------

              Net cash provided by (used in) financing activities.............          3,086               (3,835)
                                                                                    ---------             ---------

EFFECT ON CASH FLOWS
   OF CHANGES IN EXCHANGE RATES...............................................           (47)                    12
                                                                                    ---------             ---------

     Net increase (decrease) in cash and cash equivalents.....................            297                   688

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................................          1,580                   528
                                                                                    ---------             ---------

     End of period............................................................      $   1,877             $   1,216
                                                                                    ---------             ---------
                                                                                    ---------             ---------


                (See Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       FINANCIAL STATEMENT PRESENTATION

In the opinion of the management of UTILX Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three month period and six month period ended September 30, 1999 and 1998. The statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements included in the fiscal 1999 Annual Report on Form 10-K.

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

Earnings (loss) per share is calculated as follows:

Basic earnings (loss) per common share:



                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                             --------------------               -------------------
                                                              1999         1998                  1999       1998
                                                             -----       --------               -----      --------
Net income (loss)................................             $306       $(1,902)                $869      $(1,887)
                                                             -----       --------               -----      --------
                                                             -----       --------               -----      --------

Divided by weighted average common
shares outstanding ..............................            7,444         7,422                7,433        7,415
                                                             -----       --------               -----      --------
                                                             -----       --------               -----      --------

Basic earnings (loss) per common share...........             $.04         $(.26)                $.12        $(.25)
                                                             -----       --------               -----      --------
                                                             -----       --------               -----      --------


Diluted earnings (loss) per common share:


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------                  -------------------
                                                              1999         1998                     1999        1998
                                                             -----       --------                  -----      --------
Net income (loss) ..................................         $306       $(1,902)                    $869      $(1,887)
                                                             -----       --------                  -----      --------
                                                             -----       --------                  -----      --------

Weighted average common shares outstanding...........       7,444         7,422                    7,433        7,415

Stock options and warrants assumed
        exercised - net, if dilutive................          351             0                      351            0
                                                             -----       --------                  -----      --------

Total diluted shares outstanding ....................       7,795         7,422                    7,784        7,415
                                                             -----       --------                  -----      --------
                                                             -----       --------                  -----      --------

Diluted earnings (loss) per common share.............        $.04         $(.26)                    $.11        $(.25)
                                                             -----       --------                  -----      --------
                                                             -----       --------                  -----      --------


3.       ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:


                                                                                    (In thousands)
                                                                        September 30, 1999   March 31, 1999
                                                                        ------------------   --------------

North American customers:

    Work completed but not billed....................                       $8,888              $5,825

     Billed but uncollected..........................                       12,537               9,332

International customers..............................                          768               1,705

Less allowance for doubtful accounts.................                         (309)               (561)
                                                                           --------            --------

           Total.....................................                      $21,884             $16,301
                                                                           --------            --------
                                                                           --------            --------


4.       MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories consist of the following:


                                                                                    (In thousands)
                                                                        September 30, 1999    March 31, 1999
                                                                        ------------------    ---------------
 Raw materials and spare parts........................                     $7,853                 $8,377
 Work in process......................................                        105                     26
 Less allowance for obsolete or overstocked
  inventory...........................................                       (964)                (1,462)
                                                                           --------              --------
       Total..........................................                     $6,994                 $6,941
                                                                           --------              --------
                                                                           --------              --------


5.     ACCRUED LIABILITIES

Accrued liabilities, are as follows:


                                                                                 (In thousands)
                                                                    September 30, 1999     March 31, 1999
                                                                    ------------------     --------------
Accrued payroll and related costs......................                    $2,746             $1,858

Book overdraft.........................................                     1,753                  0

Accrued sales tax......................................                       380                223

Accrued insurance......................................                     2,279              1,988

Other..................................................                     2,526              1,504
                                                                           --------           --------

        Total..........................................                    $9,684             $5,573
                                                                           --------           --------
                                                                           --------           --------


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

The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt service coverage. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime (8.25% at September 30, 1999) plus 1%. The Company pays annual fees of $50,000, monthly fees of $2,000 and may be required to pay certain termination fees if the Company terminates the facility prior to the two year term.

At September 30, 1999, the Company had an outstanding balance of $7,377,000 under this facility, compared to $5,538,000 at March 31, 1999 under a prior facility. For the second quarter of fiscal 2000 and fiscal 1999, the weighted average borrowing rate was 9.11% and 8.96%, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Consolidated revenues increased 32% in the second quarter of fiscal 2000, compared to the same period in fiscal 1999. Consolidated revenues increased 18% in the first six months of fiscal 2000, compared to the same period in fiscal 1999.

NORTH AMERICAN OPERATIONS. Revenue from North American operations increased to $23.6 million in the second quarter of fiscal 2000, compared to $17.1 million in the same period of the prior year. This increase was due primarily to increased revenues from Florida Power and Light ("FPL"), the Company's major customer. Revenues from FPL were $14.9 million and $13.4 million in the first half of fiscal 2000 and 1999, respectively.

Revenue from North American operations increased to $45.4 million in the first half of fiscal 2000, compared to $37.6 million in the same period of the prior year. In addition to the increase in revenue from FPL, the Company experienced increased revenues from operations in the Western half of the U.S. and from the telecommunications industry. Revenues from its Western region increased from $7.9 million to $13.1 million between fiscal 1999 and 2000. Revenues from the telecommunications industry were $7.1 million and $2.4 million in the first half of fiscal 2000 and 1999 respectively.

INTERNATIONAL OPERATIONS. Revenues from international operations decreased to $1.3 million in the second quarter of fiscal 2000, compared to $1.8 million in the same period of fiscal 1999. On March 31, 1999, the Company sold its drilling service business in the United Kingdom. The drilling service industry in the United Kingdom has been undergoing a consolidation, with declining business opportunities for the specialty driller. The decline in revenues in the second quarter of fiscal 2000 was caused by the sale of the drilling services business which accounted for $499,000 of revenues in the second quarter of fiscal 1999.

Revenues from international operations decreased to $2.9 million in the first six months of fiscal 2000, compared to $3.3 million in the same period of the prior year. This decline was primarily due to the decline in revenues caused by the sale of the drilling services business, which accounted for $939,000 of revenues in the first half of fiscal 1999, partially offset by increased revenues from CableCURE-Registered Trademark- services in Europe and Asia.

GROSS PROFIT

Gross profit increased $2.8 million, or 644%, in the second quarter of fiscal 2000, compared to the same period in fiscal 1999. Gross profit increased $3.5 million, or 116.5%, in the first six months of fiscal 2000, compared to the same period in fiscal 1999.

NORTH AMERICAN OPERATIONS. Gross profit from the Company's services increased $2.8 million, or 1,340%, in the second quarter of fiscal 2000 compared to the same period of fiscal 1999. This increase was mainly due to a change in the operating structure in the Company's Florida operations. In fiscal 1999, FPL, the Company's dominant customer in Florida, was scaling down the amount of work given to the Company. In anticipation of a new contract, the Company had made the decision to leave in place some of the overhead structure for a higher level of revenues. At the end of the third quarter of fiscal 1999, FPL awarded the Company a new three year contract.

Gross profit from the Company's services increased $3.5 million, or 116.5%, in the first half of fiscal 2000 compared to the same period of fiscal 1999. An increase in the percentage of CableCURE-Registered Trademark- services, as well as efficiencies in the Company's Florida operations, contributed to this increase.

INTERNATIONAL OPERATIONS. Gross profit from international operations in the second quarter of fiscal 2000 decreased $5,000, or .1%, compared to the same period of the prior fiscal year. However, the profit margin increased primarily due to an increase in the percentage of international revenue from CableCURE-Registered Trademark- operations in Germany.

Gross profit from international operations increased 4% for the first six months of fiscal 2000, compared to the same period of the prior fiscal year, due to an increase in the percentage of international revenue from CableCURE-Registered Trademark- operations in Germany.

OPERATING EXPENSES AND OTHER (INCOME) EXPENSES

Total operating expenses increased 22% in the second quarter of fiscal 2000, compared to the same period of fiscal 1999. Total operating expenses increased 15% in the first six months of fiscal 2000 compared to the same period of fiscal 1999. The increase was primarily due to an increase in selling, general and administrative expenses, resulting from expenses associated with the continued modification of the Company's information system including depreciation.

Other expense, net, was $188,000 and $326,000 in the second quarter and the first six months of fiscal 2000, respectively, compared to other expense, net, of $128,000 and $262,000 in the same periods of the prior fiscal year. This 24% increase is a result of increased interest expense due to higher borrowing costs.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $306,000 in the second quarter of fiscal 2000, compared to net loss of $1.9 million in the same period of fiscal 1999. The Company recorded net income of $869,000 in the first six months of fiscal 2000, compared to a net loss of $1.9 million in the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

On April 23, 1999, the Company closed a new, two year, revolving credit facility with FINOVA Capital Corporation for $10.0 million. The facility is secured primarily by the assets of the Company. See Note 6 of Notes to Consolidated Financial Statements.

At September 30, 1999, the Company had unused sources of liquidity consisting of $1.9 million in cash and cash equivalents and an available balance on its committed line of credit from FINOVA of $2.6 million. This compares to $1.6 million in cash and cash equivalents and an available balance on its committed line of credit of $4.5 million at March 31, 1999. Uses of cash during the second quarter of fiscal 2000 primarily related to capital expenditures of $931,000 and changes in working capital.

Capital expenditures in the six months ended September 30, 1999, primarily included costs associated with the Company's management information systems.

The Company relies on cash flow from operations and lease financing, in addition to its line of credit, to fund operations and capital expenditures. There can be no assurance that these facilities or similar replacement facilities will continue to be available on terms acceptable to the Company or at all. The Company's financial performance will be a key factor in determining the availability of such facilities. If these facilities became unavailable to the Company, or if the Company is required to seek additional capital to fund anticipated growth, the Company would be required to seek other sources of public or private capital. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to restrict or eliminate plans for expansion and other aspects of its operations or may be unable to meet its financial obligations on a timely basis.

REVIEW AND OUTLOOK

INSTALLATION AND REPLACEMENT SERVICES. The Company anticipates that opportunities for its installation and replacement services in the telecommunications industry will be a source of growth in the near future. In the first half of fiscal 2000 revenues from the telecommunications industry made up 15% of revenues, compared to 6% in the same period last year.

In December 1998, FPL informed the Company they would award all of FPL's statewide underground cable replacement and injection work to the Company for a three year period, beginning January 1999. The Company expects FPL to continue to be a significant customer in calendar 1999 and future years. However, there can be no assurances that competition, budgetary factors or other matters, including cancellation of previously issued work orders, will not reduce the level of work performed for FPL. Also, the Company's revenue levels and the average number of crews in operation on any given day will be affected by a number of factors, including weather, pricing, competition, customer work release practices, permitting soil and other working conditions. See also the discussion under, UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION AND SEASONAL FACTORS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

REPAIR AND RESTORATION SERVICES. The Company expects the trend towards increased customer acceptance of the CableCURE-Registered Trademark- process, including an increased level of work under "Test, Treat or Replace" contracts, to continue. The Company also expects growth of its CableCURE-Registered Trademark- services in Europe and Asia. To improve customer acceptance of CableCURE-Registered Trademark-, the Company now offers a twenty year warranty on CableCURE-Registered Trademark- services. Management does not believe that this will have a material impact on the financial position or operating results of the Company based on historical results and laboratory tests. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCURE-Registered Trademark- services.

CableCURE-Registered Trademark- revenues in Florida will be a key factor in determining growth in consolidated CableCURE-Registered Trademark- revenues in calendar 2000. The Company expects to see increased volumes from new customers in calendar 2000, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION, SEASONAL FACTORS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

INTERNATIONAL OPERATIONS. In fiscal 2000, the Company has ceased selling its drilling systems in the international market. However, the Company does continue to support the drilling systems in place with the continued sale of spare parts. Management expects most of its international growth to come from CableCURE-Registered Trademark- services in Europe and Asia.

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

UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts, reductions in electric utility revenues due to mild weather, general economic downturns or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, can adversely impact the Company's revenues and profits. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can cause substantial volatility to the Company's revenues and profits. Although the Company has broadened its customer base, in the first half of fiscal 2000 one customer generated over 31% of the Company's consolidated revenues, and 14 customers generated approximately 80% of its CableCURE-Registered Trademark-revenues.

COMPETITION. The Company has experienced a long term trend of declining prices for trenchless drilling services provided to electric utilities, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCURE-Registered Trademark-injection services, which are priced at a discount to replacement costs, including replacement via trenchless drilling. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases may offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for trenchless drilling services provided to electric utilities is expected to continue into the future which will continue to put downward pressure on the market price for CableCURE-Registered Trademark- Services.

SEASONAL FACTORS. Weather and other seasonal factors may decrease the Company's revenues and profits in any given period. Adverse weather may preclude the Company from operating its FlowMOLE-Registered Trademark-drilling systems or providing its CableCURE-Registered Trademark- services at certain times of the year. In addition, the Company believes that the regular budgetary cycles of certain of its North American utility customers tend to concentrate demand for the Company's services during the third quarter of its fiscal year (the fourth quarter of the calendar year), although other budgetary factors described above may override this trend in any given quarter. As a result of these factors, results of operations in any given fiscal quarter are not necessarily indicative of results in any other fiscal quarter.

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

AVAILABILITY OF QUALIFIED EMPLOYEES. The Company's ability to provide high-quality services on a timely basis requires an adequate supply of skilled laborers, equipment operators, journeymen linemen and project managers. Accordingly, the Company's ability to increase its productivity and profitability will be limited by its ability to employ, train and retain skilled personnel necessary to meet the Company's requirements. Many companies in the Company's industry are currently experiencing shortages of qualified personnel, and there can be no assurance that the Company will be able to maintain an adequate skilled labor force necessary to operate efficiently, that the Company's labor expenses will not increase as a result of a shortage in the supply of skilled personnel or that the Company will not have to curtail its planned growth as a result of labor shortages.

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

The Company has determined that its propriety equipment used by FlowMOLE-Registered Trademark- and CableCURE-Registered Trademark- crews does not rely on date-sensitive software. The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. On November 2, 1998, the

Company converted its enterprise-wide information system to newly installed software certified by the vendor to be Year 2000 compliant. The Company is in the process of replacing systems that have been identified as adversely affected. The Company expects all other systems which are not Year 2000 compliant to be replaced by November 30, 1999.

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. The Company has assessed the potential effect of, and remediation costs of, the Year 2000 problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these other internal systems will not have a material adverse effect on the Company's business or results of operations.

The Company implemented a communications plan with its customers to attempt to identify and resolve, if possible, issues associated with the Year 2000.
If the Company's customers are unable to resolve Year 2000 issues, those customers could have difficulty preparing new work packages for issuance to the Company or approving and paying invoices for the Company's services. The Company's revenues and cash flows from operations could be severely affected as a result. The Company's customers primarily consist of large utility companies who are expending substantial resources to solve Year 2000 problems. However, there can be no assurance that the Company will be able to determine if its customers have adequately addressed their own Year 2000 problems. Also, even if such problems are identified, the Company may not be able to influence its customers to prioritize a timely solution to Year 2000 problems that are identified. Any failure of customers to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its customers or major vendors. These plans include, but are not limited to, increased work hours for Company personnel or use of contract personnel to provide manual workaround solutions for customer work release systems or invoice approval processes. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

                                                    UTILX CORPORATION
                                         -------------------------------------
                                                      (Registrant)


Date:  November 10, 1999              By:/s/ William M. Weisfield
                                         -------------------------------------
                                          William M. Weisfield, President,
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)


Date:  November 10, 1999              By:/s/ Darla Vivit Norris
                                         -------------------------------------
                                          Darla Vivit Norris, Senior Vice
                                          President, Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)

                                UTILX CORPORATION

    As Filed with the Securities and Exchange Commission on November 12, 1999

                                                                File No. 0-16821

        -----------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    EXHIBITS

                                       TO

                           QUARTERLY REPORT FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


                                UTILX CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

27.1     Financial Data Schedule.  Filed herewith.
