Form 10-Q
period 1999-12-31
UTILX CORP
filed 2000-02-11
CIK 821361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

As of December 31, 1999, 7,456,360 shares of Common Stock were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


     ITEM                                                                                                      PAGE
                                     PART I
                              FINANCIAL INFORMATION


        1.    Financial Statements

              Consolidated Balance Sheet
              December 31, 1999 and March 31, 1999........................................................     3

              Consolidated Statement of Operations
              for the Three Months Ended
              December 31, 1999 and 1998..................................................................     4

              Consolidated Statement of Operations
              for the Nine Months Ended
              December 31, 1999 and 1998..................................................................     5

              Consolidated Statement of Cash Flows
              for the Nine Months Ended
              December 31, 1999 and 1998..................................................................     6

              Notes to Consolidated Financial Statements..................................................     7

        2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................    10

        3.    Quantitative and Qualitative Disclosures about Market Risk..................................    14


                                     PART II

        1.    Legal Proceedings...........................................................................    14

        2.    Changes in Securities and Use of Proceeds...................................................    14

        3.    Defaults Upon Senior Securities.............................................................    14

        4.    Submission of Matters to a Vote of Security Holders.........................................    14

        5.    Other Information...........................................................................    14

        6.    Exhibits and Reports on Form 8-K............................................................    15


              Signatures..................................................................................    16


Part I - Financial Information
        ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                         DECEMBER 31 AND MARCH 31, 1999
                          (IN THOUSANDS, EXCEPT SHARES)
                                     ASSETS


                                                                                   DECEMBER 31            MARCH 31
                                                                                    ---------             ---------
                                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents.............................................         $   2,154             $   1,580
     Accounts receivable, net..............................................            24,120                16,301
     Materials, supplies and inventories...................................             5,590                 6,941
     Prepaid expenses and other............................................               586                   724
                                                                                    ---------             ---------
         Total current assets .............................................            32,450                25,546

Equipment and improvements, net............................................            10,761                12,678
Other assets, net..........................................................               392                   351
                                                                                    ---------             ---------
         Total assets .....................................................         $  43,603             $  38,575
                                                                                    ---------             ---------
                                                                                    ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank..................................................         $   5,626             $   5,538
     Current portion of capital lease obligations..........................             1,138                 1,135
     Accounts payable......................................................             3,884                 5,038
     Accrued liabilities...................................................            10,539                 5,573
                                                                                    ---------             ---------
         Total current liabilities.........................................            21,187                17,284

Capital lease obligations, net of current portion..........................             1,359                 2,210
Other long term liabilities................................................             1,096                   972
                                                                                    ---------             ---------
         Total liabilities.................................................            23,642                20,466
                                                                                    ---------             ---------

Commitments and contingencies (Note 7):

Stockholders' equity:
     Common stock, $0.01 par value
     (authorized 25,000,000 shares, 7,456,360 and 7,426,000
     shares issued and outstanding, respectively)..........................                74                    74
     Additional paid-in capital............................................            18,603                18,521
     Retained earnings.....................................................             1,893                   112
     Cumulative foreign currency translation adjustment....................              (609)                 (598)
                                                                                    ---------             ---------
         Total stockholders' equity........................................            19,961                18,109
                                                                                    ---------             ---------

              Total liabilities and stockholders' equity...................         $  43,603             $  38,575
                                                                                    ---------             ---------
                                                                                    ---------             ---------

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                         1999                  1998
                                                                                    ---------            ----------
Revenues......................................................................      $  28,609            $   17,065
Cost of revenues..............................................................         24,783                17,822
                                                                                    ---------            ----------
     Gross profit (loss)......................................................          3,826                  (757)

Operating expenses:
     Selling, general and administrative......................................          2,421                 2,697
     Research and engineering.................................................            247                   193
                                                                                    ---------            ----------
          Total operating expenses............................................          2,668                 2,890

Operating income (loss) ......................................................          1,158                (3,647)

Other (income) expense, net...................................................            246                   210
                                                                                    ---------            ----------
Income (loss) before income taxes.............................................            912                (3,857)

Income tax provision..........................................................              0                     0
                                                                                    ---------            ----------
Net income (loss).............................................................      $     912            $   (3,857)
                                                                                    ---------            ----------

Earnings (loss) per share (Note 2):
     Basic....................................................................      $     .12            $     (.52)
     Diluted..................................................................      $     .12            $     (.52)




CALCULATION OF COMPREHENSIVE INCOME (LOSS):

     Net income (loss)........................................................      $     912            $  (3,857)
     Change in cumulative foreign currency
       translation adjustment, net............................................             35                  (95)
                                                                                    ---------            ----------
     Comprehensive income (loss)..............................................      $     947            $  (3,952)
                                                                                    ---------            ----------
                                                                                    ---------            ----------

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                           1999          1998
                                                                                        ---------       --------
Revenues......................................................................          $  76,919       $ 57,974
Cost of revenues..............................................................             66,579         55,722
                                                                                        ---------       --------
     Gross profit.............................................................             10,340          2,252

Operating expenses:
     Selling, general and administrative......................................              7,215          6,977
     Research and engineering.................................................                772            547
                                                                                        ---------       --------
  Total operating expenses....................................................              7,987          7,524
                                                                                        ---------       --------
Operating income (loss) ......................................................              2,353         (5,272)

Other (income) expense, net...................................................                572            472
                                                                                        ---------       --------
Income (loss) before income taxes.............................................              1,781         (5,744)

Income tax provision..........................................................                  0              0
                                                                                        ---------       --------
Net income (loss) ............................................................          $   1,781       $ (5,744)
                                                                                        ---------       --------
Earnings (loss) per share (Note 2):
  Basic.......................................................................          $     .24       $   (.77)
  Diluted.....................................................................          $     .23       $   (.77)


CALCULATION OF COMPREHENSIVE INCOME (LOSS):

Net income (loss) ............................................................          $   1,781       $ (5,744)
Change in cumulative foreign currency
     translation adjustment, net..............................................                (12)           (39)
                                                                                        ---------       --------
Comprehensive income (loss)...................................................          $   1,769       $ (5,783)
                                                                                        ---------       --------
                                                                                        ---------       --------


                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          1999                  1998
                                                                                    ----------            ----------
OPERATING ACTIVITIES:
     Net income (loss) ..................................................           $    1,781            $   (5,744)

     Adjustments to reconcile to net cash provided by (used in) operating activities:
         Depreciation ...................................................                3,147                 3,454
         Gain on sale equipment .........................................                   31                    37
         Changes in assets and liabilities ..............................               (5,538)                6,230
                                                                                    ----------            ----------
         Total adjustments ..............................................               (2,360)                9,721
                                                                                    ----------            ----------
              Net cash provided by (used in) operating activities .......                 (579)                3,977

INVESTING ACTIVITIES:
     Cost of additions to equipment .....................................               (1,297)               (2,504)
     Proceeds from sale of equipment ....................................                   36                    42
                                                                                    ----------            ----------
              Net cash used in investing activities .....................               (1,261)               (2,462)

FINANCING ACTIVITIES:
     Net borrowings (repayments) on note payable ........................                   88                   (35)
     Issuance of common stock ...........................................                   82                    52
     Book overdraft .....................................................                3,103                  (742)
     Principal payments on capital leases ...............................                 (847)                 (712)
                                                                                    ----------            ----------
              Net cash provided by (used in) financing activities .......                2,426                (1,367)

EFFECT ON CASH FLOWS
   OF CHANGES IN EXCHANGE RATES: ........................................                  (12)                   (6)
                                                                                    ----------            ----------
     Net increase (decrease) in cash and cash equivalents ...............                  574                   142

CASH AND CASH EQUIVALENTS:
     Beginning of period ................................................                1,580                   528
                                                                                    ----------            ----------
     End of period ......................................................           $    2,154            $      670
                                                                                    ----------            ----------
                                                                                    ----------            ----------


                (See Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       FINANCIAL STATEMENT PRESENTATION

In the opinion of the management of UTILX Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and operating results for the three month periods and nine month periods ended December 31, 1999 and 1998. The statements should be read in conjunction with the March 31, 1999 audited consolidated financial statements included in the fiscal 1999 Annual Report on Form 10-K.

2.       EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of Common Stock and, when dilutive, common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options, net of the number of shares repurchasable on the open market with proceeds from the exercise of such options.

Earnings (loss) per share is calculated as follows:

Basic earnings (loss) per common share:

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       DECEMBER 31,                DECEMBER 31,
                                                                -------------------------     -------------------------
                                                                   1999           1998           1999           1998
                                                                ----------     ----------     ----------     ----------
Net income (loss) ..........................................    $      912     $   (3,857)    $    1,781     $   (5,744)

Divided by weighted average common
  shares outstanding .......................................         7,451          7,426          7,441          7,419
                                                                ----------     ----------     ----------     ----------
Basic earnings (loss) per common share .....................    $      .12     $     (.52)    $      .24     $     (.77)
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Diluted earnings (loss) per common share:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        DECEMBER 31,                DECEMBER 31,
                                                                -------------------------     -------------------------
                                                                   1999         1998             1999           1998
                                                                ----------     ----------     ----------     ----------
Net income (loss) ..........................................    $      912     $   (3,857)    $    1,781     $   (5,744)

Weighted average common shares outstanding .................         7,451          7,426          7,441          7,419

Stock options and warrants assumed
  exercised - net, if dilutive .............................           324              0            261              0
                                                                ----------     ----------     ----------     ----------
Total diluted shares outstanding ...........................         7,775          7,426          7,702          7,419
                                                                ----------     ----------     ----------     ----------
Diluted earnings (loss) per common share ...................    $      .12     $     (.52)    $      .23     $     (.77)
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

3.       ACCOUNTS RECEIVABLE

                                                                                 (In thousands)
                                                                       DECEMBER 31, 1999  MARCH 31, 1999
                                                                       -----------------  --------------
North American customers:

   Work completed but not billed.......................                   $ 8,651             $ 5,825

   Billed but uncollected..............................                    15,331               9,332

International customers................................                       835               1,705

Less allowance for doubtful accounts...................                      (697)               (561)
                                                                          -------             -------
   Total...............................................                   $24,120             $16,301
                                                                          -------             -------
                                                                          -------             -------

4.       MATERIALS, SUPPLIES AND INVENTORIES

                                                                              (In thousands)
                                                                   DECEMBER 31, 1999   MARCH 31, 1999
                                                                   -----------------   --------------
Raw materials and spare parts........................                   $ 6,920             $ 8,377
Work in process......................................                       113                  26
Less allowance for obsolete or overstocked
 inventory...........................................                    (1,443)             (1,462)
                                                                        -------             -------
   Total.............................................                   $ 5,590             $ 6,941
                                                                        -------             -------
                                                                        -------             -------

5.     ACCRUED LIABILITIES

                                                                               (In thousands)
                                                                   DECEMBER 31, 1999    MARCH 31, 1999
                                                                   -----------------    --------------
Accrued payroll and related costs....................                     $ 2,410             $1,858

Book overdraft.......................................                       3,103                  0

Accrued sales tax....................................                         282                223

Accrued insurance....................................                       2,259              1,988

Other................................................                       2,485              1,504
                                                                          -------             ------
   Total.............................................                     $10,539             $5,573
                                                                          -------             ------
                                                                          -------             ------

6.     NOTE PAYABLE TO BANK

In April 1999, the Company entered into a $10,000,000, two year, revolving credit facility from FINOVA Capital Corporation ("FINOVA"). On December 20, 1999, FINOVA increased the credit facility to $12,000,000. Outstanding borrowings under the facility are not to exceed the lesser of $12,000,000 or the sum of a) 85% of eligible accounts receivable, plus, b) an amount not to exceed the lesser of 50% of the auction value of the Company's equipment or $4,000,000, less, c) any loan reserves. The FINOVA facility is secured by the Company's assets.

The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt service coverage. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime (8.50% at December 31, 1999) plus 1%. The Company pays annual fees of $60,000, monthly fees of $2,000 and may be required to pay certain termination fees if the Company terminates the facility prior to the expiration of the two year term.

At December 31, 1999, the Company had an outstanding balance of $5,626,000 under this facility, compared to $5,538,000 at March 31, 1999 under a prior facility. For the third quarter of fiscal 2000 and fiscal 1999, the weighted average borrowing rate was 9.37% and 7.75%, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Consolidated revenues increased 68% and 33% in the third quarter of fiscal year 2000 and for the nine month period ending December 31, 1999 of fiscal year 2000, respectively, compared to the same periods of fiscal 1999.

Revenues from CableCURE-Registered Trademark- services increased 3% from $7.3 million in the third quarter of fiscal 1999 to $7.5 million in the same period of fiscal 2000. Revenues from CableCURE-Registered Trademark- services increased 20% in the nine months ending December 31, 1999 of fiscal 2000, from $18.0 million to $21.6 million over the same period of fiscal 1999.

Revenues from FlowMOLE-Registered Trademark- services increased 115% from $9.8 million in the third quarter of fiscal 1999 to $21.1 million in the same period of fiscal 2000. Revenues from FlowMOLE-Registered Trademark- services increased 38% in the nine months ending December 31, 1999 of fiscal 2000, from $40.0 million to $55.3 million over the same period of fiscal 1999.

In the third quarter of fiscal 2000, revenues from the power and telecommunications industry were $23.0 million and $4.6 million respectively, compared to $15.5 million and $1.0 million in the same period of the prior fiscal year. For the first nine months of fiscal 2000, revenues from the power and telecommunications industry were $62.1 million and $11.8 million respectively, compared to $51.1 million and $3.4 million in the same period of the prior fiscal year.

NORTH AMERICAN OPERATIONS. Revenues from domestic operations increased 78% or $12.1 million and 38% or $20.0 million in the third quarter of fiscal year 2000 and for the nine months ending December 31, 1999, respectively, compared to the same periods in fiscal 1999.

The increase in the third quarter is primarily due to continued strong revenue from the Company's largest customer, Florida Power & Light ("FPL"). In the third quarter of the prior year, revenues from FPL decreased significantly from historical levels. Revenues from FPL in the third quarter of fiscal 2000 were $8.4 million compared to $2.8 million in the same period of fiscal 1999.

Revenues for the third quarter also increased as a result of the installation of telecommunications fiber for a new customer, Gilbert Western, the prime contractor for Level Three Communications. The Company realized revenues of $2.6 million from this new customer.

Revenues for the first nine months of fiscal 2000 increased over the same period in fiscal 1999 due to increases in revenue from FPL ($6.6 million), U S West Communications ($4.7 million) and Commonwealth Edison ($5.7 million).

INTERNATIONAL OPERATIONS. Revenues decreased 36% or $563,000 and 32% or $1.5 million in the third quarter and the nine month period ending December 31, 1999 respectively, compared with the same period in fiscal 1999.

The decrease is a result of the sale of the Company's United Kingdom drilling service business on March 31, 1999. Drilling service revenue accounted for $371,000 in the third quarter and $1.3 million for the nine months ending December 31, 1998. Additionally, FlowMOLE-Registered Trademark- spare parts sales in the third quarter decreased significantly from $322,000 in fiscal 1999 to $177,000 in fiscal 2000. Part sales for the nine months ending December 31, were $852,000 in fiscal 1999 and $545,000 in fiscal 2000. These decreases were mitigated by the continued growth of CableCURE-Registered Trademark- services in Germany.

GROSS PROFIT

Gross profit increased $4.6 million and $8.0 million for the third quarter and the nine months ending December 31, 1999 compared to the same periods in fiscal 1999.

NORTH AMERICAN OPERATIONS. Gross profit from domestic operations increased by $4.7 million and $8.4 million for the third quarter of fiscal 2000 and nine months ending December 31, 1999, respectively, compared to the same period of fiscal 1999.

The increase in the third quarter of fiscal 2000 and nine months ending December 31, 1999 is a result of higher revenue volumes and a change in the operating structure of the Company's Florida operations.

Additionally, due to a larger volume of CableCURE-Registered Trademark-services and an increase of telecommunication installations in the mix of services, the Company was able to realize higher margins for the nine months ending December 31, 1999 compared to the same period in the prior fiscal year.

INTERNATIONAL OPERATIONS. Gross profit from international operations decreased 30% or $142,000 and 17% or $310,000 for the third quarter and nine months ending December 31, 1999 compared to the same periods in fiscal 1999.

The decrease is a result of the Company's sale of its United Kingdom drilling service business on March 31, 1999. This decrease was mitigated by higher margins earned on CableCURE-Registered Trademark- services in Germany.

OPERATING EXPENSES AND OTHER (INCOME) EXPENSES

Operating expense in the third quarter of fiscal 2000 decreased $222,000, but increased $463,000 in the nine months ending December 31, 1999 compared to the same periods in fiscal 1999.

Operating expense decreased primarily as a result of charges incurred in the third quarter of fiscal 1999 relating to severance benefits and a non-compete agreement with a former subcontractor.

The increase in operating expenses in the first nine months of fiscal 2000 as compared to the same period a year ago is primarily due to the increase in CableCURE-Registered Trademark- warranty expense of $300,000 associated with increases in CableCURE-Registered Trademark- revenues.

Other expense increased $36,000 and $100,000 in the third quarter of fiscal 2000 and nine months ending December 31, 1999 over the same periods in the prior year. The increase is a result of higher borrowing costs.

INCOME TAX PROVISION

The Company would normally expect an effective income tax rate of approximately 39% on positive pretax income. This exceeds the federal statutory rate due to the impact of state income taxes and nondeductible expenses. The Company has provided a valuation allowance against the full amount of the Company's net deferred tax asset. A tax expense was not recorded against operating profits generated in fiscal 2000, due to the reversal of a portion of the valuation allowance.

NET INCOME (LOSS)

As a result of the foregoing, the Company recorded net income of $912,000 in the third quarter of fiscal 2000, compared to a net loss of $3.9 million in the same period of fiscal 1999. The Company recorded net income of $1.8 million in the first nine months of fiscal 2000, compared to a net loss of $5.7 million in the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility with FINOVA Capital Corporation for $12.0 million which expires April 22, 2001. The facility is secured primarily by the assets of the Company. See Note 6 of Notes to Consolidated Financial Statements.

At December 31, 1999, the Company had unused sources of liquidity consisting of $2,154,000 in cash and cash equivalents and an available balance on its committed line of credit from FINOVA of $6,374,000. This compares to $1,580,000 in cash and cash equivalents and an available balance on its committed line of credit of $4,462,000 at March 31, 1999. Uses of cash during the first nine months of fiscal 2000 primarily related to capital expenditures of $1,298,000 and changes in working capital.

Capital expenditures in the nine months ended December 31, 1999, primarily included costs associated with the Company's management information system and purchase of equipment for field operations.

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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

Management believes that EBITDA is a relevant and helpful measurement of the Company's performance and its ability to service its debt and other fixed obligations. EBITDA should be used as a supplement to operating income and cash flow from operations, as determined by Generally Accepted Accounting Principles (GAAP), and not as a substitute for such measurements.

The Company had consolidated EBITDA of $5.6 million for the nine months ending December 31, 1999, as compared to a loss of $1.7 million before interest, taxes, depreciation and amortization for the same period one year ago.

Interest expense for the nine months ending December 31, 1999 was $676,000, compared to $638,000, for the same period of fiscal 1999. Depreciation and amortization expense decreased to $3.1 million for the nine months ending December 31, 1999 from $3.4 million for the same period in fiscal 1999. Included in total interest expense is interest on capital leases. For the nine month period, capital lease expense was $131,000 for fiscal 2000 and $165,000 for fiscal 1999. Lease expense is included in cost of sales in the accompanying financial statements.

REVIEW AND OUTLOOK

INSTALLATION AND REPLACEMENT SERVICES. The Company anticipates that opportunities for its installation and replacement services in the telecommunications industry will be a source of growth in the near future. In the first nine months of fiscal 2000, revenues from the telecommunications industry made up 14% of revenues, compared to 5% in the same period last year.

In December 1998, FPL informed the Company they would award all of FPL's statewide underground cable replacement and injection work to the Company for a three year period, beginning January 1999. The Company expects FPL to continue to be a significant customer in fiscal 2001 and future years. However, there can be no assurances that competition, budgetary factors or other matters, including cancellation of previously issued work orders, will not reduce the level of work performed for FPL. Also, the Company's revenue levels and the average number of crews in operation on any given day will be affected by a number of factors, including weather, pricing, competition, customer work release practices, permitting, soil and other working conditions. See also the discussion under, UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION AND SEASONAL FACTORS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

REPAIR AND RESTORATION SERVICES. The Company expects the trend towards increased customer acceptance of the CableCURE-Registered Trademark- process to continue, especially with the January 2000 ruling from the Federal Energy Regulatory Commission ("FERC") that public utilities may capitalize the cost of CableCURE-Registered Trademark- services. The Company also expects growth of its CableCURE-Registered Trademark- services in Europe and Asia. To improve customer acceptance of CableCURE-Registered Trademark-, the Company now offers a twenty year warranty on CableCURE-Registered Trademark-services. Management does not believe that this will have a material impact on the financial position or operating results of the Company based on historical results and laboratory tests. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCURE-Registered Trademark- services.

The Company expects to see increased volumes from new customers in fiscal 2001 due to the FERC ruling, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION, SEASONAL FACTORS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

INTERNATIONAL OPERATIONS. In fiscal 2000, the Company ceased selling its drilling systems in the international market. However, the Company does continue to support the drilling systems in place with the continued sale of spare parts. Management expects most of its international growth to come from CableCURE-Registered Trademark-services in Europe and Asia.

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

UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts, reductions in electric utility revenues due to mild weather, general economic downturns or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, can adversely impact the Company's revenues and profits. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can cause substantial volatility to the Company's revenues and profits. Although the Company has broadened its customer base, in the first nine months of fiscal 2000 one customer generated over 31% of the Company's consolidated revenues, and 10 customers generated approximately 70% of its CableCURE-Registered Trademark- revenues.

COMPETITION. The Company has experienced a long term trend of declining prices for trenchless drilling services provided to electric utilities, particularly for smaller diameter utility installations, due to competitive pressures and changes in utility bidding practices. This trend has also caused the Company to lower its prices for CableCURE-Registered Trademark-injection services, which are priced at a discount to replacement costs, including replacement by trenchless drilling. In addition, the Company's utility customers are increasing their requests for "turnkey" installation, replacement and restoration services, requiring their drilling contractors to take responsibility for switching circuits, terminating circuits and other non-incidental tasks. These tasks require additional equipment and labor, and the cost increases may offset any price increase the Company is able to negotiate for the expansion of its services. The overall trend of falling prices for trenchless drilling services provided to electric utilities is expected to continue into the future which will continue to put downward pressure on the market price for CableCURE-Registered Trademark- Services.

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

DOW CORNING CORPORATION. The Company purchases its CableCURE-Registered Trademark- fluid exclusively from Dow Corning. In May 1995, Dow Corning filed for protection under Chapter 11. While the Company has been informed by Dow Corning that it intends to continue the CableCURE-Registered Trademark- business, there can be no assurance that Dow Corning or the bankruptcy court will not take action to amend or terminate the CableCURE-Registered Trademark- license agreement.

FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the U.S. Dollar, the British Pound Sterling, German Deutschmark and the Euro. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations.

YEAR 2000 UPDATE. Subsequent to January 1, 2000, the Company has not encountered any material Year 2000 problems either internally, with major customers or major vendors and so far considers the transition to calendar year 2000 to be smooth. The Company is continuing to closely monitor both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems. The Company has contingency plans in the event any such problems materialize at a later date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its revolving credit facility which bears interest at variable rates.

The Company uses the U.S. Dollar as its functional currency, except for its European operation which uses the local currency as the functional currency. The assets and liabilities of the Company's European operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate translation gains and losses included in the determination of net income have not been material.

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

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule.  Filed herewith.

                  10.41 Amendment No. 1 to Loan and Security Agreement between Registrant and FINOVA Capital Corporation dated December 20, 1999. Filed herewith.

         (b)      Reports on Form 8-K:

                  None

                                UTILX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UTILX CORPORATION
                                      ------------------------------------------
                                                  (Registrant)


Date:  February 10, 2000          By: /s/ William M. Weisfield
                                      ------------------------------------------
                                      William M. Weisfield, President,
                                      Chief Executive Officer and
                                      Chairman of the Board
                                      (Principal Executive Officer)


Date:  February 10, 2000          By: /s/ Darla Vivit Norris
                                      ------------------------------------------
                                      Darla Vivit Norris, Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)

                                UTILX CORPORATION


    As Filed with the Securities and Exchange Commission on February 11, 2000

                                                                File No. 0-16821
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    EXHIBITS

                                       TO

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------

                                UTILX CORPORATION

                                INDEX TO EXHIBITS



        EXHIBIT
         NUMBER            DESCRIPTION


         10.41 Amendment No. 1 to Loan and Security Agreement between Registrant and FINOVA Capital Corporation dated December 20, 1999. Filed herewith.


         27.1     Financial Data Schedule. Filed herewith.