Form 10-K
period 2000-03-31
UTILX CORP
filed 2000-06-21
CIK 821361

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 2, 2000, 7,475,944 shares of Common Stock were outstanding and the aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price quoted by the Nasdaq National Market on that date, was $4.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information from Registrant's definitive Proxy Statement, which involves the election of directors and which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, the close of Registrant's 2000 fiscal year, is incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

    ITEM
    ----
                                     PART I

       1.    Business..................................................................................... 3

       2.    Properties...................................................................................12

       3.    Legal Proceedings............................................................................12

       4.    Submission of Matters to a Vote of Security Holders..........................................13


                                     PART II

       5.    Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................................................13

       6.    Selected Financial Data......................................................................14

       7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................................14

       7A.   Quantitative and Qualitative Disclosures about Market Risk ..................................22

       8.    Financial Statements and Supplementary Data..................................................24

       9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................................................41

                                    PART III

      10.    Directors and Executive Officers of the Registrant...........................................41

      11.    Executive Compensation.......................................................................41

      12.    Security Ownership of Certain Beneficial Owners and
                 Management...............................................................................41

      13.    Certain Relationships and Related Transactions...............................................41

                                     PART IV

      14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..............................................................................42

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

GENERAL

     UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") was incorporated in Delaware in October 1984. UTILX provides specialty services and products to electric, telecommunications, and other utilities in the United States and around the world, and drilling equipment to contractors and other users outside the U.S. The Company's primary business is rejuvenating, replacing or installing underground cables. The Company provides its CableCURE-Registered Trademark- service to utility customers to repair or prevent water damage and materially extend the life of electric and telephone cables. The Company acquired the worldwide exclusive licensing rights to the CableCURE process in September 1991. Installation and replacement services are provided through the Company's FlowMOLE-Registered Trademark- and conventional trenching services.

     In December 1986, the Company established FlowMOLE Limited, a wholly owned United Kingdom subsidiary headquartered in Corby, Northamptonshire, England through which it conducts its European operations. On March 31, 1999, the Company sold its FlowMOLE drilling operations and renamed the subsidiary UTILX Limited.

THE CABLECURE SERVICE

     The Company offers two different CableCURE fluids, CableCURE/XL and CableCURE/CB, to provide cable restoration services to utilities. The CableCURE/XL fluid is a silicone-based fluid that is injected into electrical cables at a transformer or other termination point. The CableCURE/XL fluid extends the life of electric cables by healing and preventing damage caused by water treeing, a type of progressive failure of the insulation caused by water absorption. The deterioration of underground power and telephone cable by means of water ingress is one of the most significant reliability issues facing the electric utility and telecommunications industries today. Until the introduction of the Company's cable treatment technology, utilities were obligated to replace failing cable at considerable cost. At approximately half the cost of cable replacement and with a twenty year unconditional warranty, CableCURE/XL treatment is very cost-effective when compared to cable replacement. The CableCURE/CB fluid is a silicone-based fluid which creates a barrier to moisture and is used in telecommunications and some electric network cables. CableCURE fluids are injected into failing cables by the Company's specially trained crews, subcontractors and licensees.

     In September 1991, the Company acquired a worldwide exclusive license from Dow Corning Corporation ("Dow Corning") to market the CableCURE process to utilities. Dow Corning holds the patents on both the CableCURE/XL and CB fluids. The Company holds, or has pending, patents on the materials and processes associated with the treatment process. The Company also has exclusive agreements with electrical component manufacturers for patented or proprietary injection technology. The Company knows of no competing products which either use similar technology or provide comparable benefits. However, there can be no assurance that a competing product is not under development or currently being marketed to select utility customers without the Company's knowledge, or that such a product will not be developed in the future.

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

THE FLOWMOLE DRILLING SYSTEMS

     The FlowMOLE drilling system is a patented system, application and process created by the Company's engineers in the early 1980s to bore underground holes and tunnels without any surface disruption. Each of the FlowMOLE trenchless drilling systems is a self-contained, mobile unit that can be maneuvered into areas often inaccessible to backhoes. A FlowMOLE drilling system is composed of:

- the field power unit, a truck which supplies drilling fluid and hydraulic and electrical power;
- the drilling unit, consisting of the drill head, drill pipe and steering controls, which drills tunnels and pulls in cable and pipe;
- the locating equipment, which consists of an electromagnetic position-monitoring device that receives signals from a transmitter inside the drill head and identifies the position of the drill head;
- the spoils removal equipment, when required, which is a truck-mounted spoils vacuum tank that removes displaced soil and fluid; and
-    safety equipment, including a proprietary grounding and alarm system.

     Through its research and engineering efforts, the Company has been able to significantly increase the capabilities of the FlowMOLE drilling system and broaden the range of applications for which this use is cost-effective. The Company has developed upgraded systems which deliver greater horsepower to the drill head and provide greater pullback force. This increased downhole power, together with developments in the drill pipe, drill head, reamers, and other tools have enabled the Company to drill in a wider range of soil conditions, including certain sandy and rocky soils, and to drill tunnels up to 26 inches in diameter and 1,200 feet in length. Newly developed electronic guidance systems have effectively removed most limitations associated with tunnel depth. The Company is a leader in the development of advanced electromagnetic guidance techniques and has achieved significant improvements in the precision of its locating system, resulting in greater accuracy and increased efficiency in drilling tunnels.

     The FlowMOLE drilling system offers several benefits over conventional excavation technologies. In developed communities, underground drilling minimizes the need for expensive restoration of landscaping and other improvements, thereby reducing costs and improving customer relations for the utilities. The self-contained, fully mobile FlowMOLE drilling system can be maneuvered into areas often inaccessible to backhoes and other trenching equipment. The Company's technology, however, may not be appropriate or cost-effective when replacement without excavation is possible, where avoidance of surface disruption and difficulty of access are not factors, and for cables and utilities that can be installed at very shallow depths, such as those used for cable television and irrigation systems.

     The Company believes that the CableCURE injection and the FlowMOLE drilling services are complementary and that together they enable the Company to serve a broader range of customer needs. The market for CableCURE services consists of the same electric utilities and telecommunications companies to which the Company offers its FlowMOLE service. This allows the Company's field sales managers and agents to expand the market for its services by offering the CableCURE service to FlowMOLE customers as an additional service and to potential customers as a special service that distinguishes the Company from its competitors. For example, the Company offers a "Test, Treat or Replace" service combining both CableCURE and FlowMOLE services. "Test, Treat or Replace" service allows the Company to proactively manage the underground infrastructure of the customer by evaluating a deteriorating cable ("Test") and determining whether the cable is a suitable injection candidate for CableCURE fluid ("Treat") or whether the cable should be replaced using FlowMOLE service ("Replace"). The Company then takes the appropriate action.

     The Company is currently enhancing its existing technologies and is developing new technologies in an effort to enhance and expand the complementary services it offers through its nationwide network of operating and service centers. The Company is well positioned to take advantage of the accelerating trend towards deregulation of electric utilities in North America and Europe. Since deregulated utilities are seeking ways to reduce their operating and maintenance expenses while at the same time improving their reliability, the Company stands to benefit from this important trend.

THE MARKET

     OVERVIEW. Cities and suburbs rely on an infrastructure of cables and pipes buried beneath streets, sidewalks, and landscaping to supply electric power, telecommunications, natural gas, water and sewer services to individual homes and businesses. These networks were installed as the land was initially developed, using machinery such as a backhoe or trencher to dig a trench into which cables and pipes were laid. Over time, surface improvements such as roads, sidewalks, and landscaping make the use of conventional excavation techniques to repair, replace, or expand this infrastructure costly and disruptive.

     The Company recognized the limitations of traditional excavation methods for installing, replacing, or repairing underground utilities in established communities and developed its proprietary FlowMOLE drilling systems to serve this segment of the utility market. Demand for installation and replacement in developed areas is driven by two factors:

-    Buried pipe and cable eventually degrade and need to be replaced.
- Utility companies in fully developed areas seek to provide expanded services through the installation of additional telephone lines, the installation of electrical lines with greater capacity, or the extension of natural gas lines into previously unserved areas.

     Since the Company pioneered trenchless drilling technology for applications in the utility industry in 1985, the market has accepted trenchless technology to such an extent that it is now specified on certain jobs. In addition, the Company believes that more and more utilities are outsourcing this type of work in order to become more efficient. Such outsourcing is frequently accomplished through an open and competitive bidding process between qualified suppliers to the utility customer. The Company also believes that there is a gradual and continuing trend among utilities to reduce the number of contractors with which they negotiate business, requiring contractors to offer both trenchless and traditional trenching capabilities. The Company has expanded its capabilities to provide trenching and other services to benefit from these trends.

     ELECTRIC UTILITIES. The Company's primary focus to date has been the treatment or replacement of direct-buried electric distribution cables that came into widespread use in the early 1960s, as utilities responded to community pressure to remove or avoid the use of unsightly overhead wires. The electric utility industry has continued to expand underground distribution not only for aesthetic reasons, but also because it tends to be more reliable and less susceptible to storm damage than overhead service. Published sources indicate that in excess of 50 million feet of electric cable have been buried each year since 1970. Much of the cable buried in the

1960s through early 1980s is coming to the end of its expected life and cable failures will increase as the majority of the direct-buried cable approaches the end of its expected life. The Company's cable restoration program promises to provide significant benefits to those utility companies with such cable, which includes almost every utility in North America, Europe and Asia. In fiscal 2000, 77% of the Company's total consolidated revenues came from the domestic electric utility industry.

     Power cable failures generally result from deterioration of the inner plastic insulation caused by water absorption. Deterioration of the electric cable tends to be accelerated by high-voltage stress, high operating temperatures, and environmental factors such as lightning strikes. Once electric cable has failed, the cable may be repaired by splicing in order to restore service to customers. After several failures occur in an area, an electric utility generally finds that treatment or replacement of the entire cable is not only necessary for maintaining good customer relations, but cost-effective as well. For failures that result primarily from water absorption which causes "treeing" or progressive failure of the insulation, the CableCURE chemical treatment process offers a cost effective alternative to replacing the cable. CableCURE is also a preventive treatment to avoid deterioration. See "The CableCURE Service" in Part I, Item 1.

     TELECOMMUNICATIONS. The Company's second largest market segment in fiscal 2000, comprising 13% of the Company's total consolidated revenue, was the domestic telecommunications industry. The Company has grown and expanded in this market segment by offering turnkey replacement or installation service to telephone distribution and fiber loop providers. During fiscal 2000, U S West was the Company's third largest customer with 10% of the Company's total consolidated revenues. The volume of direct-buried telecommunications cable exceeds the volume of direct-buried electric cable but several factors differentiate this industry from the electric utility industry and serve to reduce the available market for the Company's services. These factors include lower cable failure rates and the requirement for contractors to participate in work that is atypical for the industry. Notwithstanding these factors, demand exists for installation and replacement of telephone and fiber optic cable in developed areas that have a need for additional telecommunications services. In addition, the expansion of broadband and interactive communication networks has created demand for installation of new fiber optic cables. The Company typically installs conduit in which the fiber optic cable is subsequently installed by UTILX, by other contractors, or by utility crews. The Company anticipates that substantial demand for connections to a fiber optic network will continue in the future.

     The Company is also marketing CableCURE/CB to the telecommunications industry. This is a proprietary treatment process for copper aircore telephone cables which removes water from damaged cables and prevents its re-entry. Aircore cables were the prevalent type of cables installed by the telephone industry until 1977 and are susceptible to water intrusion resulting in degradation of the connection. There are over one billion feet of copper aircore cables in use today. These one billion feet make up the bulk of the "last mile" problem which incumbent telecommunications companies face as they seek to provide high bandwidth access to residential customers. See "North America Marketing and Sales" included in Part I, Item 1.

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

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses. However, escalation of fuel and labor-related costs may have a moderate impact on expenses in fiscal 2001.

     OTHER. The Company's services are also used by gas, sewer and water utilities. The Company also provides services to contractors on special projects, such as those where the FlowMOLE drilling system's ability to drill under highways, railroad crossings and waterways makes it ideally suited.

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

     Sales are managed through the Company's headquarters in Kent, Washington. The sales organization has dedicated field sales representatives as well as operations personnel who conduct sales activities as part of their general responsibilities. The Company employs two separate sales forces - one group calls on the electric power industry and the other focuses on the telecommunications industry. The Company believes that this market focused approach is the best way to serve these two major markets. The Company also uses commissioned sales representatives in those locations or market segments where the use of Company-employed sales representatives would not be cost effective. Marketing support is provided from headquarters for marketing communications, public relations and service-line support.

     In fiscal 2000, the Company provided services to 182 customers in North America. In fiscal 2000, the top five customers of the Company were Florida Power & Light Company ("Florida Power & Light"), Commonwealth Edison, U S West, Virginia Electric and Power Company, and Carolina Power and Light Company, comprising 59% of the Company's total consolidated revenues. Domestic CableCURE services accounted for 32% of the Company's total consolidated revenues. See
Note 2 of Notes to Consolidated Financial Statements included in Part II, Item
8. For a discussion of revenues, net income and assets with respect to North American Operations, see Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8.

BACKLOG

     Current purchase orders and work orders in the CableCURE and FlowMOLE businesses in North America typically provide for termination by the customer upon short notice. As a result, the Company believes that it is not able to provide a record of firm backlog of sales orders that would be a meaningful indicator of future revenues.

NORTH AMERICAN OPERATIONS NETWORK

     The Company's basic strategy in North America is to offer customers, including other contractors, utility installation, repair, and restoration services utilizing CableCURE injection technology by specially-trained Company crews or subcontractors, and FlowMOLE drilling systems operated by the Company's own specially-trained crews. By using Company crews and specially trained subcontractors, the Company can more easily implement changes in technology, operating procedures, training and maintenance and facilitate feedback on the impact of such changes in the field. The Company also enters into licensing agreements with utility companies and third party contractors to perform CableCURE work.

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

     Operations in North America are divided into four major regions with 17 operations and service centers that have provided the Company's services to customers in 33 states and two provinces of Canada since the beginning of fiscal 2000. These centers operate with a high degree of autonomy and are responsible for performing services for the customers and managing billing and collections for sales activities. Each center's field operations staff coordinates operations, including, on occasion, the movement of staff and equipment between operations centers to balance workload. FlowMOLE drilling system crews are based in these operations centers and typically consist of a crew manager with overall job responsibility, a field technician, and one or more assistants. CableCURE injection crews are based at 10 of these operations centers, with each injection crew consisting of two to four members. Since capital equipment requirements for CableCURE injection crews are minor, the Company's capacity to perform injection services is largely a function of hiring and training qualified employees. A crew from an existing operations center generally provides service to customers in new areas on a remote basis. If a sufficient level of work develops in an area, the Company opens an operations center for that area.

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

     As of March 31, 2000, the Company had 131 FlowMOLE drilling systems available in North America. The Company also had a combination of owned and leased equipment (including backhoes, trenchers, and other conventional excavation equipment) to support 60 conventional excavation crews. Such equipment is also available to the Company on a monthly or other short-term rental basis from a variety of sources enabling the Company to add equipment to conventional crews without investing in any equipment purchase or long-term lease. Many of these crews, as well as other specialized crews, also are equipped to perform gas pipe fusion, termination of electric cables, or other services which the Company may offer to supplement its installation and replacement capabilities.

     The number of fully utilized crews in operation at any one time will be less than the total available due to market factors, downtime, lost time in transit between job sites, weather, manpower availability, planned backup, and other related factors. As of March 31, 2000, the Company had approximately 120 drilling and excavation crews and 51 CableCURE and craft crews in operation.

INTERNATIONAL OPERATIONS

     The Company's international operations include direct performance of CableCURE injection in Western Europe, licensing of CableCURE technology in Scandinavia, South Korea, Brazil, Peoples Republic of China, Taiwan and Hong Kong and sales of FlowMOLE drilling systems and spare parts in the international market. The European CableCURE operations are headquartered in Germany, which is a branch office of the Company's wholly owned subsidiary, UTILX Limited, based in Corby, Northamptonshire, England. International sales of CableCURE services accounted for 4.5% of the Company's total consolidated revenues. For a discussion of revenues, net income and assets with respect to international operations see Note 12 of Notes to Consolidated Financial Statements included in
Part II, Item 8.

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the British Pound Sterling, the German Deutschemark and the Euro. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations. The Company utilizes foreign exchange derivative agreements to partially hedge these risks. See Note 12 of Notes to Consolidated Financial Statements included in Part II,
Item 8.

RESEARCH AND ENGINEERING

     The Company is engaged in ongoing research to extend the applications for CableCURE technology to new market segments including telecommunication applications, on site diagnostic testing and metropolitan network systems. In addition, the Company is aggressively pursuing patents on new technology to further advance the performance, reliability and cost-effectiveness of the service. Dow Corning participates in selected research projects under the provisions of the exclusive license agreement, and may become the owner of future additional patents which could, at the Company's option, become subject to the existing license agreement.

     The Company's research and engineering department possesses expertise in various disciplines critical to the FlowMOLE drilling systems, such as machine design, hydraulics, electronics, fluid cutting, drilling and heavy equipment design. Engineers also work closely with field crews in research and engineering efforts. In fiscal 2000, the Company leveraged some of its intellectual property to forge alliances with partners who can offer tactical and strategic advantages in terms of new products and support.

     During fiscal 2000, the Company filed patent applications for two new life-extension products which are included in the Company's new Trynergy brand technology. Trynergy represents the three-way synergy between the Company's technologies. The first of these technologies is the inclusion of proprietary fluid delivery systems into power cable or wire rope design. The fluid delivery system is designed to continuously supply fluid to enhance the performance and life expectancy of the cable or rope. The second element is a family of proprietary treatment fluids and lubricants which are optimized to maintain the life of the cable or the rope. The third leg of the Trynergy triangle is proprietary manufacturing and/or installation procedures which insure high performance results independent of craft manufacturing and installation practices. Market applications for two identified products, flexible-life, low-cost power cables that can last forever and wire ropes with an extended life, are being researched prior to commercialization.

PURCHASING AND MANUFACTURING

     Manufacturing operations consist of the assembly of components supplied by a network of suppliers and the manufacture of selected components where there is a technical or strategic advantage to do so. Drill pipe and downhole guidance systems are manufactured by the Company in order to protect the confidentiality of proprietary technologies that are employed.

     In fiscal 2000, the Company made the decision to purchase or lease any new drilling systems from outside vendors in order to reduce its requirement for engineering support and inventory. Nevertheless, some level of engineering and inventory must be maintained in order to support its current fleet of FlowMOLE drills in the field.

     CableCURE fluids are obtained solely from Dow Corning under an exclusive license and distribution agreement between the Company and Dow Corning. Critical equipment for the injections process is also purchased from several vendors through exclusive licensing arrangements. See "The CableCURE Service" included in Part I, Item 1.

PATENTS, LICENSES AND TRADEMARKS

     The Company attempts to preserve its proprietary technology through patent filings and, in the United States, by providing services rather than making unrestricted sales of equipment. In June 1987 and November 1988, the Company was granted several U.S. patents covering certain principal features of the FlowMOLE fluid-jet drilling system. The Company has also been granted a number of U.S. and foreign patents related to drilling technology and electronics associated with locating and sensing. To date, the Company has a total of 10 current patents in the United States relating to underground drilling. In December, the Company submitted a provisional patent filing for additional electronic technology. Applications for what the Company believes are its most valuable patents have also been filed in the foreign countries which the Company has identified as most important to its current and prospective operations. Due to recent amendments to U.S. patent laws, patents granted by the United States Patent and Trademark Office generally expire 20 years from filing. The Company's first patent will expire in 2004. In addition to protecting its technology with patents, the Company follows procedures designed to preserve trade secrets.

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

     The Company has obtained trademark registrations in the United States and certain foreign countries for the trademarks "UTILX," "FlowMOLE" and "CableCURE" and in the United States for the trademarks "FlowCator" and "The Service You Can't See."

     In September 1991, the Company purchased the exclusive rights to market the CableCURE process to utility companies and other related assets pursuant to an Exclusive License and Distribution Agreement with Dow Corning. The agreement terminates when all patents subject to the agreement, including patents granted after the commencement of the agreement, have expired or upon other events specified in the agreement. The patent on the original CableCURE fluid ("2-2614 fluid") developed by Dow Corning expires in 2005. The patent on CableCURE/XL fluid, which the Company believes significantly out-performs the 2-2614 fluid, expires in 2011. The Company is continually engaged in research aimed at advancing its fluid technology and expects to seek additional patents when appropriate. For a discussion of the terms of the Exclusive License and Distribution Agreement, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. For a discussion of the CableCURE business, see "The CableCURE Service" included in Part I, Item 1.

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

COMPETITION

     UTILX provides FlowMOLE services in the United States, provides CableCURE services in the United States, Canada, and Europe, has licensed the CableCURE injection service in Korea, Scandinavia, Brazil, Peoples Republic of China, Taiwan and Hong Kong, and sells equipment outside the United States.

     CableCURE services are sold as an alternative to cable replacement. CableCURE services are priced at a discount to the total cost of cable replacement in order to make the CableCURE service an attractive economic choice, after taking into account the benefits of the longer anticipated service life from cable replacement. Any factor which would significantly reduce the cost of cable replacement, could adversely affect CableCURE's competitive position. The Company is currently unaware of any product or service that competes with its CableCURE service, but there can be no assurance that competitive products are not already under development or being currently marketed to select utility customers without the Company's knowledge.

     FlowMOLE services for underground utility installation compete with small, regional, and multi-regional utility contractors who use both conventional trenching equipment and competitive guided drilling equipment. The Company is competitive in many situations based on its highly skilled workforce and safety record. Some contractors provide additional installation-related services and possess other capabilities which in some circumstances may cause them to be udged a better choice by potential customers. Conventional trenching contractors may be able to provide lower-priced services than FlowMOLE where disruption of the surface is not a significant concern and where the service is performed in soil containing substantial rock, underground improvements or other similar obstacles.

     Price competition in the market for utility installation services is primarily a result of the increasing availability and quality of guided drilling equipment from other equipment manufacturers. The Company believes that continued improvements in guided drilling equipment will serve to increase both the demand for guided drilling services and price competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation," in
Part II, Item 7 for a discussion of the effects of competition on financial performance.

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

EMPLOYEES

     As of March 31, 2000, worldwide employment of the Company totaled 876 individuals. Of the Company's 857 employees in the United States, 84 were based in Kent, Washington, and 773 in regional operations and sales centers. A total of 8 employees were engaged in sales and marketing, 735 in operations, 18 in manufacturing, 7 in research and engineering, and 89 in general and administrative functions. In Europe, 15 were engaged in engineering and operations and 4 were engaged in sales, general and administrative functions. Currently, the Company is a party to collective bargaining agreements covering approximately 60 employees with labor organizations in Illinois and New York. The Company is considering work in certain other markets and for certain customers which may also require the use of unionized labor.

EXECUTIVE OFFICERS OF THE REGISTRANT

     No family relationships exist between any directors and executive officers of the Company. As of June 1, 2000, the following persons were the executive officers of the Company, who serve at the discretion of the Board and are not elected for a fixed term of office:

     WILLIAM M. WEISFIELD (age 58) has been a director of the Company since January 1995, Chairman of the Board since January 1996 and the Company's President and Chief Executive Officer since November 1998. He was Senior Vice President of Benaroya Capital Company, a privately held investment company specializing in development of Pacific Northwest real estate and other investments, from January 1994 to December 1998. Mr. Weisfield previously served as Chief Operating Officer for Robbins Company, an underground tunnel boring manufacturing company, from November 1992 to December 1993. Mr. Weisfield also acts as a director of Lindal Cedar Homes, Inc., Lifespan Biosciences, Inc. and the Downtown Seattle Association.

     DARLA VIVIT NORRIS (age 50) has been Senior Vice President, Chief Financial Officer and Treasurer since December 1998. From May 1993 to December 1998 she was Chief Financial Officer and Vice President, Finance of Cable Plus, a privately held company which owned and operated cable television and telephone systems. Other positions include Vice President, Chief Financial Officer of Cornerstone Columbia Development Company, a real estate joint venture between Weyerhaeuser and Portland General Electric, and Vice President, Investment Manager of Weyerhaeuser Venture Company, a subsidiary of Weyerhaeuser Real Estate Company.

     JAMES E. BARTHOLOMEW (age 45) has been Senior Vice President/Eastern Region since December 1998, Vice President/Northeast Region since March 1994, and was Director of Northeast Operations from February 1991 to March 1994 and New Jersey Operations Manager from April 1985 to January 1991.

     SCOTT E. REYNOLDS (age 48) has been Chief Operating Officer since September 1999, Senior Vice President/Western Region since December 1998, Vice President/Western Region since February 1996 and was Director of the Western Region from July 1994 to January 1996. From December 1986 to July 1994, he was employed by North American Energy Services Company, a utility services company, as Director of Maintenance and Modification Services.

     GLEN J. BERTINI (age 42) has been Senior Vice President, Business Development since April 1999, and Vice President, Business Development since December 1998. From 1991 to 1998, he was the Company's Director of CableCURE. Previously, he was employed at Dow Corning from 1980 to 1991 as a Project Engineer.

     GEORGE T. TAYLOR (age 36) has been Vice President, Corporate Operations since December 1998. He was promoted to Acting Vice President of Florida Operations in June 1998 and held this position through December 1998. Mr. Taylor joined the Company in April 1997 as Manager of Operations and Materials and was promoted to Director of Operations and Materials in June 1997. Previously, he worked as Materials Manager for Augat Communications Products and for the Boeing Company.

     PHYLLIS A. BOYD (age 40) has been Controller and Chief Accounting Officer since February 1999. She was Controller of Lease Crutcher Lewis, a Seattle based construction company, from 1990 to 1998. Other positions include Senior Staff Accountant for the Hillhaven Corporation, a provider of retirement and healthcare facilities, from 1985 to 1988, and Senior Staff Accountant with Deloitte, Haskins and Sells, CPAs from 1982 to 1985.

ITEM 2.  PROPERTIES

     The Company leased a new corporate headquarters and manufacturing facility of approximately 24,000 square feet located in Kent, Washington, for a ten year period commencing in April 1998. In addition, the Company leases approximately 526,000 total square feet of space for operations and outside storage purposes in Alabama, Arizona, California, Colorado, Florida, Illinois, Maryland, New Jersey, North Carolina, Texas, Oklahoma and Virginia, and approximately 11,000 square feet and 1,900 square feet of space for operation centers in Corby, England and Rinteln and Neutraubling, Germany. To preserve the flexibility to relocate its operations centers in order to respond to market needs, the Company generally attempts to enter into leases for such facilities ranging from one to three years. For lease terms greater than one year, the Company attempts to negotiate the right to terminate the lease early in exchange for the payment of a penalty.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation matters, both as plaintiff and as defendant, arising in the ordinary course of business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "UTLX." The following table sets forth the high and low sale prices for the Common Stock as quoted on the Nasdaq National Market during the quarters indicated. The closing price for the Common Stock on June 2, 2000 as reported on the Nasdaq National Market was $4.00.

                                                                                 HIGH               LOW
                                                                                 ----               ---
         2000 FISCAL YEAR
         ----------------

       1st Quarter Ending June 30, 1999                                         $3.500            $1.500
       2nd Quarter Ending September 30, 1999                                     4.750             2.438
       3rd Quarter Ending December 31, 1999                                      4.750             2.563
       4th Quarter Ending March 31, 2000                                         8.438             3.000

         1999 FISCAL YEAR
         ----------------

       1st Quarter Ending June 30, 1998                                        $5.750              $4.125
       2nd Quarter Ending September 30, 1998                                    5.000               3.250
       3rd Quarter Ending December 31, 1998                                     3.438               1.434
       4th Quarter Ending March 31, 1998                                        3.500               1.500

     The Company currently intends to retain its earnings to fund the development and growth of its business. The Company has not paid cash dividends on Common Stock to date and does not anticipate doing so in the foreseeable future.

     At June 2, 2000, the number of stockholders of record of Common Stock was 512, which does not include the number of stockholders whose shares were held of record by a broker or clearing agency, but does include such broker or clearing agency as a holder of record.

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Financial Summary:

                                                                        FOR THE YEARS ENDED MARCH 31,
                                                      --------------------------------------------------------------------
                                                         2000          1999           1998          1997           1996
                                                      --------------------------------------------------------------------
                                                                 (In thousands except earnings per share)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                             $ 105,091       $78,866        $82,464       $64,875        $48,993
Gross profit                                            12,844         3,646          7,346        10,352          6,408
    Operating income (loss)                              2,613        (6,123)        (1,568)        2,058         (2,680)
    Income (loss) before income taxes                    1,900        (6,678)        (2,117)        2,022         (2,589)
    Net income (loss)                                    1,885        (6,678)        (2,118)        2,968         (4,489)

Earnings (loss) per share:
    Basic                                                 0.25         (0.90)         (0.29)         0.41          (0.62)
    Diluted                                               0.24         (0.90)         (0.29)         0.41          (0.62)

Weighted average shares outstanding:
    Basic                                                7,446         7,420          7,214         7,180          7,185
    Diluted                                              7,790         7,420          7,214         7,303          7,185

                                                                              AS OF MARCH 31,
                                                      --------------------------------------------------------------------
                                                         2000          1999           1998          1997           1996
                                                      --------------------------------------------------------------------
                                                                               (In thousands)

BALANCE SHEET DATA:
Working capital                                       $ 10,985       $ 8,262        $14,252       $16,560        $13,349

Total assets                                            42,456        38,575         43,479        35,912         30,624
Capital lease obligations, net of current portion        1,747         2,210          2,224             0              0
Common stockholders' equity                             20,085        18,109         24,831        26,741         23,456


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

                                            Percentage of Revenues                   Period to Period Percentage
                                             Year Ended March 31,                        Increase (Decrease)
                                        --------------------------------            ----------------------------
                                          2000        1999       1998               2000-1999         1999-1998
                                        ---------   ---------  ---------            ----------        ----------

Revenues                                   100.0 %     100.0 %    100.0  %               33.3 %          (4.4%)
Cost of revenues                            87.8        95.4       91.1                  22.6               0.1
                                        ---------   ---------  ---------            ----------        ----------
Gross profit                                12.2         4.6        8.9                 252.3            (50.4)
                                        ---------   ---------  ---------            ----------        ----------

Operating expenses:
Selling, general and administrative          8.8        11.6       10.0                   2.2              10.6
Research and engineering                     0.9         0.8        0.8                  40.2             (2.4)
                                        ---------   ---------  ---------            ----------        ----------
Total operating expenses                     9.7        12.4       10.8                   4.7               9.6
                                        ---------   ---------  ---------            ----------        ----------
Operating income (loss)                      2.3       (7.8)      (1.9)                 142.7             290.5

Other expense, net                           0.6       (0.7)      (0.7)                  28.5               1.1
                                        ---------   ---------  ---------            ----------        ----------
Income (loss) before income  taxes           1.8       (8.5)      (2.6)                 128.5             215.4

Income tax expense (benefit)                  .0          .0         .0                    .3           (100.0)
                                        ---------   ---------  ---------            ----------        ----------
Net income (loss)                            1.8 %    (8.5%)     (2.6%)                 128.2 %           215.4 %
                                        =========   =========  =========            ==========        ==========


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

       REVENUES. Consolidated revenues increased approximately 33.3% due to a 37.7% increase in revenues from North American services partially offset by a 16.1% decrease in revenues from international operations.

       Total revenues from North American operations were $99.6 million in fiscal 2000. Revenues from electric utilities, telecommunication companies, and other customers constituted 82%, 14% and 4%, respectively of such fiscal 2000 revenues. Revenues from electric utilities increased substantially in fiscal 2000, primarily from the expansion of services to existing customers. Revenues from telecommunications companies increased in fiscal 2000 due to expansion of service capabilities to existing customers as well as new customers.

       Revenues from North American installation and replacement services were $70.7 million in fiscal 2000 compared to $52.4 million in fiscal 1999, an increase of $18.3 million. The increase was due to increased revenues from some of the Company's key customers including, Florida Power & Light, Commonwealth Edison and U S West. The Company also increased its business with other telecommunications companies.

       Revenues from North American CableCURE injection services increased by 23%, from $19.9 million to $24.5 million. This was due primarily to an increase in injection services for Florida Power and Light. Total cable injected in fiscal 2000 increased to 617 miles compared to 514 miles in 1999.

       Revenue from the Company's international operations decreased to $5.5 million in fiscal 2000 compared to $6.5 million in fiscal 1999. Higher revenues from CableCURE injection services in Europe were partially offset by lower revenues from sales of FlowMOLE drilling systems to international customers and drilling operations in the United Kingdom. Demand for CableCURE injection services increased as European utilities increased their acceptance of the CableCURE technology and the Company increased its marketing efforts. At the end of March 1999, the Company sold its U.K. drilling operation.

       GROSS PROFIT. Gross profit, as a percentage of revenues, increased to 12% of total revenues in fiscal 2000 compared to 5% of total revenues in fiscal 1999. This increase was primarily due to the mix of higher margin work from CableCURE and certain telecommunications companies. Labor and equipment productivity also improved.

       The Company experienced a lower gross profit as a percentage of revenue from its international operations in fiscal 2000, decreasing from 36% in fiscal 1999 to 34% in fiscal 2000.

       OPERATING EXPENSES. The Company's operating expenses increased 4.7% as the Company was able to hold overhead relatively stable despite the 33% increase in revenues in fiscal 2000 compared to fiscal 1999. Selling, general and administrative expenses increased only 2.2% in fiscal 2000. Research and engineering expenses increased 40.2% compared to fiscal 1999 as the Company increased its efforts to improve its service to customers and develop new products.

       OPERATING INCOME. As a result of the foregoing factors, the Company reported an operating income of $2,613,000 in fiscal 2000 compared to an operating loss of $6,123,000 in fiscal 1999.

       OTHER INCOME AND EXPENSE. Net interest expense was $696,000 in fiscal 2000, compared to net interest expense of $583,000 in fiscal 1999. The increase was primarily a result of higher borrowing costs and higher average usage of the Company's credit facility.

       INCOME TAX BENEFIT. In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has made certain operational and marketing improvements to achieve such levels of future income; however, the continuing success of such efforts is uncertain. The Company has incurred losses in two of its past three fiscal years. Management has also evaluated its current normalized performance which takes into account certain short term contracts with customers, the operating capacity of its drilling fleet as well as the risks and uncertainties associated with the business. (See "Important Risk Factors Regarding Forward Looking Statements.") Accordingly, under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes", management is currently unable to conclude that the full realization of the net deferred tax assets is more likely than not. Therefore, the Company recorded a valuation allowance of $2,083,000 against the amount of its net deferred tax assets as of March 31, 2000. The Company recorded a $70,000 income tax benefit in fiscal 2000. The Company recorded a full allowance of $3,146,000 against the amount of its net deferred tax assets as of March 31, 1999. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8.

        NET INCOME (LOSS). As a result of the foregoing factors, the Company recorded net income of $1,885,000 in fiscal 2000 compared to a net loss of $6,678,000 in fiscal 1999.

       EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). "EBITDA" is defined as net income plus interest expense, plus the provision for income taxes, plus depreciation and amortization. Management believes that EBITDA is a relevant and helpful measurement of the Company's operating performance, liquidity and its ability to service its debt and other fixed obligations and that EBITDA is commonly reported and widely used by analysts, investors and other interested parties because it eliminates many differences in financial, capitalization, and tax structures. EBITDA should be used as a supplement to net income, operating income and cash flow from operations and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles (GAAP), and not as a substitute for such measurements. EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Cash flows from operating, investing and financing activities in accordance with GAAP were $4,072,000, $3,152,000 and $1,731,000 for fiscal 2000, respectively, compared to $6,065,000, $(3,036,000) and $(1,959,000) one year ago.

The Company had consolidated EBITDA of $7.1 million for fiscal 2000, as compared to a loss of $736,000 million before interest, taxes, depreciation and amortization for the same period one year ago.

At March 31, 2000 interest expense was $888,000, compared to $790,000, for the same period of fiscal 1999. Depreciation and amortization expense decreased to $4.268 million for fiscal 2000, from $5.152 million for the same period in fiscal 1999. Included in total interest expense is interest on capital leases. For fiscal 2000, interest on capital leases was $192,000 and $207,000 for fiscal 1999. Interest expense on capital leases is included in cost of sales in the accompanying financial statements.

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

       Revenues from North American installation and replacement services were $52.4 million in fiscal 1999 compared to $52.4 million in fiscal 1998. Decreased replacement services for Florida Power & Light accounted for most of this decrease. Accompanying this decline, the amount of cable installation or replacement dropped nationwide from 793 miles in 1998 to 695 miles in 1999. Early in the year, the Company purchased new equipment to add FlowMOLE drilling systems to its North American operations in support of an anticipated increase in work from Florida Power and Light. Such work was curtailed in the second and third quarters of the year. In January 1999, the Company resumed work under a new three year contract with this customer. The total number of drilling systems increased nationwide from 118 at April 1, 1998 to 127 at March 31, 1999. The Company also increased its capacity to perform traditional trenching services, especially for the telecommunications industry.

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

LIQUIDITY AND CAPITAL RESOURCES

      Since its initial public offering, the Company has primarily financed its operations through cash flow from operations, cash reserves, capital leases and periodic use of a credit facility.

     The Company's cash and cash equivalents totaled $769,000 at March 31, 2000. During fiscal 2000, the Company incurred capital expenditures of approximately $3,160,000 primarily for upgrades and additions to its fleet of drilling equipment, purchases of conventional and other equipment required to respond to its customers requests for expanded service capabilities, and costs associated with the development and installation of a new enterprise-wide information system. The Company expects to continue the use of its revolving credit facility to meet its short-term financing needs, due to seasonal and other factors which impact the carrying amounts of accounts receivable, inventories, accounts payable and accrued liabilities.

     The Company anticipates approximately $3.0 million in capital expenditures in fiscal 2001, primarily for upgrades to and replacement of its fleet of drilling equipment and miscellaneous upgrades to its computer hardware and software.

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

     At March 31, 2000, the Company had an available revolving credit facility of $12,000,000 and an outstanding balance on the facility of $3,897,000. The facility is secured primarily by the assets of the Company. See also Note 6 of Notes to Consolidated Financial Statements included in Part II, item 8.

REVIEW AND OUTLOOK

     As electric power and telephone utility companies enter a more competitive era, they are finding that their customers are placing increasing emphasis on reliability. In fact, end user reliability expectations have been heightened by the marketing campaigns of these utility companies. At the same time, these utility companies are attempting to reduce their operating and maintenance expenditures to generate more profits in efforts to make themselves more attractive investments for their own shareholders. The Company is in an excellent position to take advantage of this fundamental dilemma of its customers. In addition, the increased reliance on outsourcing by these utility companies has further positioned the Company for growth. The Company believes it has treated or replaced only a small fraction of the cable that will need treatment or replacement over the coming years and that the opportunity this represents is an ongoing and significant issue for its customers. The Company is accelerating its efforts to focus on its CableCURE business in the electric power and telephone markets because of its cost-effectiveness for the customer.

     FLOWMOLE AND RELATED SERVICES. The Company currently owns or leases equipment to field 131 FlowMOLE systems and 60 conventional trenching crews. The Company typically plans for excess equipment to allow time for preventive maintenance, matching of equipment to job types, mobilization time, or other equipment downtime factors. The Company expects to acquire certain new off-the-shelf drilling equipment in fiscal 2001 in order to replace some of its older equipment, but may also use short-term rentals to supplement its equipment needs until it chooses to acquire new or used equipment of its own.

     The Company expects the field personnel delivering FlowMOLE services to remain relatively stable in fiscal 2001. However, the Company's revenue levels, and the weighted average number of crews in operation on any given day, will be affected by various factors, including weather, pricing, competition, customer work release practices, soil, permitting and other work difficulty determinants. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION AND SEASONAL FACTORS included under "Important Risk Factors Regarding Forward-Looking Statements," below.

     CABLECURE SERVICES. The Company expects a continuation of the trend towards increased customer acceptance of the CableCURE process aided by the recent ruling by the Federal Energy Regulatory Commission to allow the capitalization and subsequent amortization of the costs of the CableCURE service, as well as a 20-
year warranty, a new sales incentive structure and focused marketing. These developments have already resulted in the Company's ability to attract new business. On the other hand, the Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCURE services. See "Competition" under Part I, Item I. The Company's ten largest CableCURE customers account for approximately 65% of consolidated CableCURE revenues. The Company expects to see increased volumes from new customers in fiscal 2001 and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION, SEASONAL FACTORS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements," below.

     INTERNATIONAL OPERATIONS. The Company intends to emphasize its CableCURE service in future international operations, although it will sell surplus drilling equipment and continue to support customers with the sale of spare parts.

     CableCURE services in Europe have been concentrated in Germany and the Netherlands. The Company also has current licensees operating in Scandinavia, Brazil and parts of Asia. International CableCURE revenue levels, primarily from German operations, were approximately $4,475,000 in fiscal 2000 and $2,775,000 in fiscal 1999. The Company is in the process of adding personnel to support expected growth in European CableCURE services. The Company plans to continue expanding its sales efforts throughout Europe and Asia.

       The Company continues to sell surplus equipment and spare parts to Europe, Asia and South America. Such sales accounted for 18% and 17% of revenue from international operations in fiscal 2000 and fiscal 1999, respectively.

     OPERATING EXPENSES. The Company anticipates that its current general and administrative staffing levels can support the planned growth in the Company's operations for fiscal 2001. Selling, research and engineering expense are expected to increase as the Company increases it marketing efforts for CableCURE in the power and telecommunications industries and continues to pursue development of its new Trynergy technology.

     The Company is required to pay a royalty to Dow Corning based on the net profits from worldwide CableCURE services, as defined in the underlying exclusive license agreement. The level of such provisions for royalty expenditures will increase from fiscal 2000 levels if the projections for increasing levels of CableCURE revenues are achieved. The provision for warranty expense will also increase due to increasing levels of CableCURE revenues. See
Note 14 of Notes to Consolidated Financial Statements included in Part II, Item
8.

     CAPITAL EXPENDITURES AND OTHER MATTERS. The Company expects to continue to require substantial levels of capital spending. In fiscal 2001, capital spending will emphasize the upgrading of existing field power units to support existing drill units, the purchase of new off-the-shelf drilling equipment to replace aging equipment and the continued upgrade of computer hardware and software.

     The Company has recorded an allowance for obsolete inventory. The Company analyzes its inventory based on inventory turn ratios. A full valuation allowance is maintained against any non-moving inventory until disposition. Since slow moving inventory is generally composed of spare parts and materials for its proprietary technologies, management weighs any valuation allowance against the expected consumption of such items in future revenue production. The allowance for obsolete inventory was $1,322,000 and $1,462,000 as of March 31, 2000 and 1999, respectively.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation has had only a minimal effect on the Company's revenues and expenses and is not expected to have a significant impact on revenues or expenses in fiscal 2001.

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

     UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations, arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts or electric utility revenues due to mild weather, and general economic downturns have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs. This has had an adverse impact on the Company's revenues and profits. Although the Company has broadened its customer base, one particular customer generates approximately 31% of the Company's consolidated revenues, and 10 customers generate approximately 80% of consolidated CableCURE revenues. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8. Because cable replacement, restoration, and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can subject the Company's revenues and profits to substantial volatility.

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

     FOREIGN CURRENCY FLUCTUATIONS. The Company's financial results are affected by fluctuations in certain foreign currencies, particularly the exchange rate between the British Pound Sterling, the German Deutschemark and the Euro. Such fluctuations could result in material adverse adjustments to the carrying values of accounts receivable or other assets measured in foreign currencies, or on the reported results of operations of the Company's European operations. See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its revolving credit facility and certain operating and capital leases, which bear interest at variable rates.

    The Company uses the U.S. Dollar as its functional currency, except for its European operations. The assets and liabilities of the Company's European operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate translation gains and losses included in the determination of net income have not been material. The Company is party to short-term forward contracts in the management of its foreign currency exposure. Gains and losses on forward contracts qualifying as hedges are deferred and included in the measurement of the related foreign currency transaction.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of UTILX Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UTILX Corporation and its subsidiaries (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
May 12, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                UTILX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 2000 AND 1999
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                    2000            1999
                                                                                  --------       --------
Current assets:
    Cash and cash equivalents                                                     $    769       $  1,580
    Accounts receivable, net                                                        24,011         16,301
    Materials, supplies and inventories, net of allowance
      of $1,450 and $1,462, respectively                                             4,755          6,941
    Income taxes receivable                                                             82            191
    Prepaid expenses and other                                                         902            533
                                                                                  --------       --------
       Total current assets                                                         30,519         25,546

Equipment and improvements, net                                                     11,573         12,678
Other assets, net                                                                      364            351
                                                                                  --------       --------

       Total assets                                                               $ 42,456       $ 38,575
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Revolving credit facility                                                     $  3,897       $  5,538
    Current portion of capital lease obligations                                     1,363          1,135
    Accounts payable                                                                 7,711          5,038
    Other current liabilities                                                        6,563          5,573
                                                                                  --------       --------
      Total current liabilities                                                     19,534         17,284

Capital lease obligations, net of current portion                                    1,747          2,210
Other long term liabilities                                                          1,090            972
                                                                                  --------       --------
      Total liabilities                                                             22,371         20,466
                                                                                  --------       --------

Commitments and Contingencies (Note 10)

Stockholders' equity:
    Common stock, $0.01 par value
      (authorized 25,000,000 shares, 7,475,944 and 7,425,560 shares issued
      and outstanding, respectively)                                                    75             74
    Additional paid-in capital                                                      18,665         18,521
    Retained earnings                                                                1,997            112
    Accumulated other comprehensive loss                                              (652)          (598)
                                                                                  --------       --------
      Total stockholders' equity                                                    20,085         18,109
                                                                                  --------       --------

        Total liabilities and stockholders' equity                                $ 42,456       $ 38,575
                                                                                  ========       ========

          See accompanying notes to consolidated financial statements.

                                UTILX CORPORATION

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2000           1999            1998
                                                                            ---------       ---------       ---------
Revenues                                                                    $ 105,091       $  78,866       $  82,464

Cost of revenues                                                               92,248          75,220          75,118
                                                                            ---------       ---------       ---------
     Gross profit                                                              12,843           3,646           7,346
                                                                            ---------       ---------       ---------
Operating expenses:
     Selling, general and administrative                                        9,310           9,113           8,242
     Research and engineering                                                     920             656             672
                                                                            ---------       ---------       ---------
        Total operating expenses                                               10,230           9,769           8,914
                                                                            ---------       ---------       ---------

Operating income (loss)                                                         2,613          (6,123)         (1,568)
                                                                            ---------       ---------       ---------

Other income (expense):
     Interest expense, net                                                       (696)           (583)           (444)
     Other income (expense), net                                                  (17)             28            (105)
                                                                            ---------       ---------       ---------
        Total                                                                    (713)           (555)           (549)
                                                                            ---------       ---------       ---------

Income (loss) before income taxes                                               1,900          (6,678)         (2,117)
Income tax expense (benefit)                                                       15               0               1
                                                                            ---------       ---------       ---------

Net income (loss)                                                           $   1,885       $  (6,678)      $  (2,118)
                                                                            =========       =========       =========

Earnings (loss) per share:
     Basic                                                                       0.25           (0.90)          (0.29)
     Diluted                                                                     0.24           (0.90)          (0.29)
Weighted average number of shares:
     Basic                                                                      7,446           7,420           7,214
     Diluted                                                                    7,790           7,420           7,214

Calculation of comprehensive income (loss)
     Net income (loss)                                                      $   1,885       $  (6,678)      $  (2,118)
     Change in cumulative foreign currency translation adjustment, net            (54)            (96)             60
                                                                            ---------       ---------       ---------
Comprehensive income (loss)                                                 $   1,831       $  (6,774)      $  (2,058)
                                                                            =========       =========       =========

          See accompanying notes to consolidated financial statements.

                                UTILX CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                                                        ACCUMULATED
                                          COMMON                 COMMON   ADDITIONAL                                         OTHER
                                           STOCK     COMMON       STOCK      PAID-IN    RETAINED        DEFERRED     COMPREHENSIVE
                                          SHARES      STOCK    WARRANTS      CAPITAL    EARNINGS    COMPENSATION      INCOME (LOSS)
                                     -----------  ---------  ----------  -----------  ----------  --------------   ---------------
Balance, April 1, 1997                 7,184,631  $      72  $     936   $    17,390  $    8,908  $         (3)    $          (562)

Stock options exercised                   41,000                                 146
Repurchase of common stock                  (345)                                 (1)
Exercise of common stock warrants        182,474          2       (936)          934
Amortization of deferred compensation                                                                        3
   Change in accumulated other
     comprehensive income                                                                                                       60
Net loss                                                                                  (2,118)
                                     -----------  ---------  ----------  -----------  ----------  --------------   ---------------

Balance, March 31, 1998                7,740,760         74          0        18,469       6,790            0                 (502)

Stock options exercised                   17,800          1                       52
   Change in accumulated other
    comprehensive income                                                                                                       (96)
Net loss                                                                                  (6,678)
                                     -----------  ---------  ----------  -----------  ----------  --------------   ---------------

Balance, March 31, 1999                7,425,560         74           0       18,521         112            0                 (598)

Stock options exercised                   50,384          1                     144
   Change in accumulated other
    comprehensive income                                                                                                       (54)
Net income                                                                                 1,885
                                     -----------  ---------  ----------  -----------  ----------  --------------   ---------------

Balance, March 31, 2000                7,475,944  $      75  $       0   $    18,665  $    1,997  $          0     $          (652)
                                     -----------  ---------  ----------  -----------  ----------  --------------   ---------------

          See accompanying notes to consolidated financial statements.

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                   2000            1999               1998
                                                                   ----            ----               ----
OPERATING ACTIVITIES:
 Net income (loss)                                             $    1,885       $   (6,678)      $   (2,118)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation                                                    4,268            5,152            4,441
    Deferred income taxes                                             (70)                               77
    (Gain) loss on sale of assets                                     (50)            (152)             123
    Changes in:
      Accounts receivable                                          (7,710)           3,390           (3,825)
      Materials, supplies and inventories                           2,186            1,878           (1,108)
      Prepaid expenses and other                                     (369)            (251)            (108)
      Income taxes receivable                                         109              239              (39)
      Other assets                                                     57               (8)            (104)
      Accounts payable                                               (210)           1,045              258
      Other liabilities                                             1,108            1,450              680
                                                               ----------       ----------       ----------
 Total adjustments                                                   (681)          12,743              395
                                                               ----------       ----------       ----------
    Net cash provided by (used in)
      operating activities                                          1,204            6,065           (1,723)
                                                               ----------       ----------       ----------
INVESTING ACTIVITIES:
 Cost of additions to equipment                                    (2,150)          (3,305)          (4,438)
 Proceeds from sale of equipment                                       60              269                5
                                                               ----------       ----------       ----------
   Net cash used in investing
      activities                                                   (2,090)          (3,036)          (4,438)
                                                               ----------       ----------       ----------
FINANCING ACTIVITIES:
 Net (payments) borrowings on revolving credit facility            (1,641)             293            4,260
 Net increase (decrease) in book overdraft                          2,883           (1,213)           1,213
 Net payments on capital leases                                    (1,258)          (1,091)            (434)
 Issuance of common stock                                             145               52              146
 Repurchase of common stock                                             0                0               (1)
                                                               ----------       ----------       ----------
      Net cash provided by (used in)
       financing activities                                           129           (1,959)           5,184
                                                               ----------       ----------       ----------
EFFECT ON CASH FLOWS OF
  FOREIGN CURRENCY TRANSACTIONS                                       (54)             (18)              10
                                                               ----------       ----------       ----------
     Net increase (decrease) in cash and cash
       equivalents                                                   (811)           1,052             (962)
CASH AND CASH EQUIVALENTS
     Beginning of period                                            1,580              528            1,490
                                                               ----------       ----------       ----------
     End of period                                             $      769       $    1,580       $      528
                                                               ==========       ==========       ==========


          See accompanying notes to consolidated financial statements.

                                UTILX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS
UTILX-Registered Trademark- Corporation ("UTILX" or the "Company") provides specialty services to electric, telecommunications, natural gas, water, sewer, and other utilities in the United States and in certain foreign countries, and drilling equipment to contractors and other users outside of the United States. The Company's primary business is the installation, replacement and restoration of underground infrastructure for power and telecommunication companies. Installation and replacement services primarily are provided through the Company's FlowMOLE service. In addition, the Company sells its FlowMOLE drilling systems and related products in international markets. The Company also provides its CableCURE service to utility customers by injecting a silicone fluid into electric and telephone cables to repair and prevent water damage. The Company acquired the worldwide exclusive licensing rights to the CableCURE process in September 1991.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UTILX Limited, FlowMOLE Export Sales Corporation, and UTILX International Product Sales, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

RECOGNITION OF REVENUES AND COSTS
Installation, replacement and restoration services performed by the Company involve thousands of jobs which are typically completed in one week or less. Revenues on such jobs are recognized when each individual billable service is completed. Costs are recorded as incurred. In March 1998, the Company commenced work on a $1.8 million installation contract which was completed in April 1998. In accordance with Company policy, for jobs lasting more than 30 days, revenues and costs were recognized on the percentage of completion method.

Royalty, lease, spare parts and equipment sales are recognized as earned, under provisions of the underlying sales, lease, or license agreement, when all goods or services have been delivered and the collection of the sales price is reasonably assured.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company classifies demand deposits, passbook savings accounts, and overnight balances as cash and cash equivalents. Other investments such as government/agency bonds, bankers' acceptances and commercial paper are classified as short-term investments. The Company records these investments at amortized cost, which approximates market. The Company uses its line of credit under its cash management system to cover checks presented for payment in excess of cash balances. At times, balances may exceed federally insured limits.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments, short-term investments, and trade receivables.

The Company's policy is to invest temporary cash in high quality credit securities and to reduce risk by limiting the amount of investment in any one issuer and the type of investment. The Company's credit losses with respect to trade receivables (which are uncollateralized) have been low due to the financial stability of its customers which are primarily utility companies. In some cases, the Company performs such services as a subcontractor to the general contractor hired by the utility company. International customers (primarily contractors or distributors of construction equipment) that purchase equipment and spare parts are generally required to pay cash or provide an irrevocable letter of credit prior to shipment until the Company has sufficient experience with the customer to allow them credit. In general, the Company's international customers place orders to fill immediate needs related to construction projects.

MATERIALS, SUPPLIES AND INVENTORIES
Materials, supplies, and inventories are valued at the lower of cost, determined on the moving average basis, or market. The Company provides an allowance for obsolete inventory based on a detailed review of inventory quantities, aging, and expected usage.

EQUIPMENT AND IMPROVEMENTS
Equipment and improvements are stated at cost. Expenditures for refurbishments and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed on a current basis. Gains and losses on assets sold or retired are reflected in the Consolidated Statement of Operations. Depreciation and amortization is provided using the straight-line method over the assets' estimated useful lives, ranging from two to ten years. Expenses associated with equipment including depreciation, operating leases, capitalized lease interest, and maintenance and repairs, are included in cost of revenues.

OTHER ASSETS
Included in other assets is the CableCURE licensing right. Amortization is provided using the straight-line method over the estimated useful life of eight years.

RESEARCH AND ENGINEERING
Expenditures for research and engineering are charged to expense as incurred.

WARRANTY
Estimated warranty claims are provided for at the time of sale of products with CableCURE warranties covering the products from ten to twenty years. Warranty expense is included in selling, general and administrative expense.

INCOME TAXES
Deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense or benefit represents the change in deferred tax asset or liability balances.

A valuation allowance is established for deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.

FOREIGN CURRENCY TRANSLATION
Sales to foreign customers are denominated in U.S. dollars, the Company's functional currency, with the exception of sales generated through the Company's international distribution operations. Sales in these countries are denominated in the local currency.

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

The Company is party to short-term forward contracts in the management of its foreign currency exposure. Gains and losses on forward contracts qualifying as hedges are deferred and included in the measurement of the related foreign currency transaction. Losses are not deferred if it is estimated that deferral would lead to recognizing losses in later periods. At March 31, 2000 the Company had outstanding forward exchange contracts for U.S. $200,000. At March 31, 1999, the Company had no outstanding foreign exchange contracts.

Cash flows from foreign currency contracts are classified in the same category as the cash flows from the items being hedged.

EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock of UTILX Corporation, $0.01 par value per share (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of Common Stock and, when dilutive, common stock equivalents outstanding during the period. Common Stock equivalents include shares issuable upon exercise of the Company's stock options and certain warrants, net of the number of shares repurchasable on the open market with proceeds from the exercise of such options and warrants. See Note 7.

COMPREHENSIVE INCOME
Comprehensive income includes net income and accumulated other comprehensive income, which is composed of foreign currency translation adjustments. Comprehensive income is presented in the Consolidated Statement of Stockholders' Equity.

STOCK OPTION PLANS
The Company accounts for stock option plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company has elected to continue to apply the provisions of APB 25 in recognizing compensation expense related to stock option plans and to disclose in the footnotes the impact on net income (loss) had SFAS 123 been adopted for expense recognition purposes. See Note 9.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation, with no effect on previously reported net income (loss) or retained earnings.

NOTE 2 -- SIGNIFICANT CUSTOMERS AND RELATED-PARTY TRANSACTIONS

The Company, in the ordinary course of business, sells its services to Florida Power & Light. Such sales amounted to approximately 30.5%, 29% and 31% of consolidated revenues for fiscal 2000, 1999 and 1998, respectively. Amounts due from Florida Power & Light for services were approximately $4,241,000 and $1,712,000 at March 31, 2000 and 1999, respectively.

The Company, in the ordinary course of business, also sells its services to Puget Sound Energy, Inc., a utility whose Board of Directors includes two directors who also serve on the Board of Directors of the Company. Such sales amounted to approximately $480,000, $173,000 and $890,000 in fiscal 2000, 1999 and 1998, respectively. An amount of $106,000 was due from Puget Sound Energy, Inc. at March 31, 2000.

In May 1998, the Company moved into a new corporate headquarters pursuant to a ten year lease. One of the Company's directors was an executive officer of the company that owns the building. See Note 10.

NOTE 3 -- ACCOUNTS RECEIVABLE

NOTE 3

Accounts receivable, at March 31, consist of the following:

                                                                   2000                    1999
                                                                ----------              ---------
                                                                          (IN THOUSANDS)
North American customers:

  Completed work not yet billed                                  $  8,923                $  5,825
  Billed but uncollected                                           14,702                   9,332
International customers                                             1,084                   1,705
Less allowance for doubtful accounts                                 (698)                   (561)
                                                                ----------              ---------

Total                                                            $ 24,011                $ 16,301
                                                                ----------              ---------
                                                                ----------              ---------


NOTE 4 -- EQUIPMENT AND IMPROVEMENTS

Equipment and improvements, at March 31, are as follows:

                                                                   2000                   1999
                                                                ----------              ---------
                                                                          (IN THOUSANDS)

Machinery and equipment                                          $ 34,221                $ 32,749
Office furniture and equipment                                        576                     564
Computer equipment                                                  4,208                   3,875
Leasehold improvements                                                381                     366
Assets not placed in service                                        1,036                     286
                                                                ----------              ---------
                                                                 $ 40,422                  37,840
Less accumulated depreciation and amortization                    (28,849)                (25,162)
                                                                ----------              ---------
    Total                                                        $ 11,573                $ 12,678
                                                                ----------              ---------
                                                                ----------              ---------


Equipment under capital lease totaled $5,891,000 and $4,866,000 at March 31, 2000 and 19999, respectively. Accumulated depreciation related to equipment under capital leases was $2,774,000 and $915,000 at March 31, 2000 and 1999, respectively.

Repairs and maintenance expenses for fiscal 2000, 1999 and 1998 were approximately $2,214,000, $1,616,000, and $1,656,000 respectively.

NOTE 5 -- OTHER LIABILITIES

Other current liabilities, at March 31, are as follows:

                                                                    2000                    1999
                                                                 ---------               ---------
                                                                           (IN THOUSANDS)

Accrued payroll and related costs                                 $ 2,464                 $ 1,858
Accrued sales tax                                                     453                     223
Accrued insurance, net of prepayments                               2,540                   1,988
Other                                                               1,106                   1,504
                                                                 ---------               ---------
Total                                                             $ 6,563                 $ 5,573
                                                                 ---------               ---------
                                                                 ---------               ---------
Other long-term liabilities, at March 31, are as follows:

                                                                    2000                    1999
                                                                 ---------               ---------
                                                                           (IN THOUSANDS)

Accrued warranty                                                  $ 1,039                   $ 815
Other                                                                  51                     157
                                                                 ---------               ---------
Total                                                             $ 1,090                   $ 972
                                                                 ---------               ---------
                                                                 ---------               ---------

Under the terms of its insurance policies, the Company pays premiums for other types of insurance that are adjusted annually, based on retrospective calculations, and vary between certain minimum and maximum amounts. The Company makes periodic payments to its carrier, based on the projected total cost of its program. The Company provides additional reserves for the estimated exposure for outstanding claims under the retrospective portion of its policies.

These reserves are based upon historical loss experience, independent actuarial evaluation, estimates of final settlement, expected trends in claim severity, frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses may vary significantly from amounts recorded in the financial statements.

NOTE 6 - REVOLVING CREDIT FACILITY

The Company has a $12,000,000 revolving credit facility from FINOVA Capital Corporation ("FINOVA") which expires April 20, 2002. Outstanding borrowings under the facility are not to exceed the lesser of $12,000,000 or the sum of (a) 85% of eligible accounts receivable, plus, (b) an amount not to exceed the lesser of 50% of the auction value of the Company's equipment or $4,000,000, less, (c) any loan reserves. The FINOVA facility is collateralized by the Company's assets.

The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt service coverage. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime (8.50% at March 31, 2000) plus .5%. The Company pays annual fees of $60,000, monthly fees of $2,000 and may be required to pay certain termination fees if the Company terminates the facility prior to the expiration of the term.

At March 31, 2000, the Company had an outstanding balance of $3,897,000 under this facility, compared to $5,538,000 at March 31, 1999 under a prior facility. At March 31, 2000 and fiscal 1999, the weighted average borrowing rate was 9.24% and 9.75%, respectively.

NOTE 7 -- COMMON STOCK, PREFERRED STOCK AND OPTIONS

STOCK OPTIONS
In October 1984, a nonqualified stock option ("NSO") plan (the "NSO Plan") and an incentive stock option plan (the "ISO Plan") were adopted by the Company. In July 1994, the Company adopted a new stock option and restricted stock plan (the "1994 Plan"), and ceased granting options under the NSO Plan and the ISO Plan. The 1994 Plan originally provided for the issuance of a maximum of 600,000 shares under either options or restricted stock grants. In fiscal 1998, the 1994 Plan was amended to add annually, for five years commencing April 1, 1997, an amount equal to 3.4% of the then outstanding shares of Common Stock to the shares issuable under the 1994 Plan. Accordingly, effective April 1, 1999, 254,182 additional shares were added to the 1994 Plan. The 1994 Plan requires that options be granted at and with exercise prices equal to the market value of the Common Stock on the date of grant. Options granted under the 1994 Plan generally provide for full vesting of options within four years after grant, and have terms from the grant date of ten years. At March 31, 2000, 69,994 shares were issuable under the 1994 Plan.

In fiscal 1988, the Company adopted a stock option plan for non-employee directors (the "Director Plan") that, as amended, provides for the issuance of a maximum of 300,000 shares of Common Stock to non-employee directors. The Director Plan requires that options be granted upon initial appointment and annually thereafter at exercise prices equal to the market value of the Common Stock on the date options are granted. Vesting of initial grants occurs over four years and occurs immediately for annual grants. At March 31, 2000, 23,000 shares were issuable under the Director Plan.

Pertinent information covering the different plans is as follows:

                                           Employee Plans                         Director Plan

                                     Shares         Average Price             Shares     Average Price
                                     ------         -------------             ------     -------------

Outstanding, April 1, 1997          524,100             3.40                 170,000          5.74
Issued                              267,000             4.55                  50,000          5.04
Canceled                            (37,000)            4.89                       0             0
Exercised                           (31,000)            3.88                 (10,000)         2.84
                                 -----------         -------              -----------      -------

Outstanding, March 31, 1998         723,100             3.73                 210,000          5.71
Issued                              500,750             2.55                  30,000          4.38
Canceled                           (468,152)            3.71                 (45,000)         7.01
Exercised                            (2,800)            2.74                 (15,000)         2.90
                                 -----------         -------              -----------      -------

Outstanding, March 31, 1999         752,898            $2.96                 180,000         $5.39
Issued                              521,750             3.15                  25,000          4.25
Canceled                            (82,848)            3.53                 (10,000)         9.00
Exercised                           (50,384)            5.07                       0             0
                                 -----------         -------              -----------      -------

Outstanding, March 31, 2000       1,141,416            $3.01                 195,000         $5.05
                                 -----------         -------              -----------      -------
                                 -----------         -------              -----------      -------

Exercisable, March 31, 2000         228,768            $3.42                 187,000         $5.04
                                 -----------         -------              -----------      -------
                                 -----------         -------              -----------      -------


All options issued in fiscal 2000, 1999 and 1998 were granted at exercise prices equal to fair market value. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, for fiscal 2000, 1999 and 1998 grants, fiscal 2000, 1999 and 1998 would have included a compensation expense provision of $888,000, $535,000 and $373,000 respectively. Proforma net income and diluted income per share for fiscal 2000 would have been $997,000 and $.13, respectively. Proforma net loss and diluted loss per share for fiscal 1999 would have been $(7,213,000) and $(.97), respectively. Proforma net loss and diluted loss per share for fiscal 1998 would have been $(2,491,000) and $(.35), respectively. Significant assumptions used to value the options for compensation purposes include:

  Year Issued    Risk-free Interest Rate      Expected Life     Expected Volatility      Expected Dividends
  -----------    -----------------------      -------------     -------------------      ------------------
     1998                 6.00%                   6 Years               53%              None
     1999                 5.38%                   6 Years               71%              None
     2000                 6.38%                   6 Years               98%              None

Pertinent information regarding options outstanding as of March 31, 2000 is as follows:

                                       Outstanding                                      Exercisable
                          --------------------------------------------------------      ----------------------------------

                                       Weighted Average    Weighted Average                               Weighted Average
                                       ----------------    ----------------                               ----------------
Range of Exercise Prices     Shares    Exercise Price      Remaining  Life              Shares            Exercise Price
------------------------     ------    --------------      ---------------              ------            --------------
$2.00    to    $2.75        663,000    $2.1663             8.44                         131,600           $2.2625
$2.875   to   $4.625        545,416    $3.7746             8.40                         210,168           $3.9943
$5.3125  to   $14.50        128,000    $7.2544             5.51                          74,000           $7.9350
                            -------                                                     -------
                          1,336,416                                                     415,768

COMMON STOCK WARRANT
On June 14, 1993, the Company issued to FlowMOLE Partners, a limited partnership, a stock purchase warrant to purchase 600,000 shares of the Common Stock at an exercise price of $5.50 per share. In addition, the Company also entered into an agreement with FlowMOLE Partners granting certain registration rights with respect to Common Stock subject to the warrant. The warrant was exercised in fiscal 1998. At the time of exercise of the warrant, FlowMOLE Partners also exercised its right to put to the Company the shares purchased at the current market price (as defined in the warrant). The Company exercised its option to pay the difference between the market and warrant exercise prices in shares of the Common Stock (based on the then current market price). Accordingly, 182,474 shares of the Common Stock were issued to FlowMOLE Partners in fiscal 1998.

RESTRICTED STOCK PLAN
In October 1994, the Company awarded 47,000 Restricted Shares to certain new employees which contained a three-year vesting period from each employee's respective date of hire. The shares were valued at the market value of $4.00 per share on the date of award. The aggregate award of $188,000 was recorded as deferred compensation on the balance sheet and was amortized over the vesting period on a straight-line basis. During fiscal 1998, pursuant to provisions of the 1994 Plan, the Company repurchased 345 shares at market prices on vesting dates to cover payroll tax withholding requirements of approximately $1,000.

PREFERRED STOCK
The Company has 2,000,000 shares of authorized Preferred Stock. During fiscal years 2000, 1999 and 1998, there were no shares designated, issued, or outstanding.

In October 1998, the Company declared a dividend, payable to shareholders of record on November 9, 1998, of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. A total of 7,425,560 Rights were issued which will expire on November 9, 2008 unless earlier redeemed or exchanged by the Company. Each Right entitles its holder to purchase from the Company one one-hundredth (1/100th) of a share of Series D Participating Cumulative Preferred Stock, $0.01 par value ("Preferred Shares"), at a price of $8.00 per one one-hundredth (1/100th) Preferred Share, subject to adjustment. Holders of Preferred

Shares will be entitled to a preferential quarterly dividend payment equal to the greater of (a) $0.01 per share or (b) 100 times the dividend declared per common share. The Preferred Shares have liquidation preference in the event of dissolution or any merger or business combination of all accrued and unpaid dividends plus 100 times the distribution to be made per common share.

EARNINGS (LOSS) PER SHARE
In fiscal 2000, 1999, and 1998 the weighted average number of outstanding shares of the Common Stock, used to calculate basic earnings (loss) per share, was 7,446,000, 7,420,000 and 7,214,000, respectively. In fiscal 2000, the weighted average number issuable under outstanding stock options and warrants, net of assumed shares repurchased, was 344,000. Accordingly, the number of shares used to calculate diluted earnings per share was 7,790,000 in fiscal 2000. No such adjustment was considered in fiscal 1999 and 1998 because it would be antidilutive due to net losses incurred in those years.

NOTE 8 -- INCOME TAXES

The components of the income tax provisions for the years ended March 31, are as follows:

                                                      2000           1999         1998
                                                    --------       --------      --------
Domestic
   Current expense - Federal and State              $     85       $      0      $      1
   Deferred benefit                                      (70)             0             0
                                                    --------       --------      --------
     Total domestic                                       15              0             1

Foreign                                                    0              0             0
                                                    --------       --------      --------
     Total income tax provision                     $     15       $      0      $      1
                                                    ========       ========      ========

A reconciliation of the United States federal statutory income tax rate to the effective income rate for the years ended March 31 was as follows:

                                                     2000             1999           1998
                                                   --------        --------        --------
U.S. Statutory income tax                             34.0%           34.0%           34.0%
State income tax                                       0.5%            0.0%            2.4%
Tax effect of nondeductible expenses                  10.9%           (4.7%)         (15.3%)
Change in valuation allowance                        (46.5%)         (29.0%)         (24.7%)
Other, net                                             1.8%           (0.3%)           2.3%
                                                   --------        --------        --------
                                                       0.7%            0.0%            1.3%
                                                   ========        ========        ========

The components of the current net deferred tax assets and long-term deferred tax liabilities at March 31 are:

                                                         2000            1999           1998
                                                      ---------       ---------       ---------
Current deferred tax assets
  Inventory reserves                                  $     773       $     560       $     327
  Accrued liabilities                                       128              27             176
  Employee benefits                                         294             344             240
  Accrued insurance premiums                                527             843             496
  Bad debt reserves                                         195              71              80
  Net operating loss carryforward                           371           2,033             502
  Other                                                      94              22              52
                                                      ---------       ---------       ---------

    Total current deferred tax assets                     2,382           3,900           1,873

Long-term deferred tax liabilities
  Property and equipment                                   (229)           (594)           (518)
  Other                                                       0            (160)           (147)
                                                      ---------       ---------       ---------

   Total long-term deferred tax liabilities                (229)           (754)           (665)
                                                      ---------       ---------       ---------

  Net deferred tax asset                                  2,153           3,146           1,208
  Less valuation allowance                               (2,083)         (3,146)         (1,208)
                                                      ---------       ---------       ---------

Net deferred tax asset, included in other assets      $      70       $       0       $       0
                                                      =========       =========       =========


In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate taxable income in future years. Management of the Company has taken steps to achieve such levels of future income; however, the success of such efforts is uncertain. Also, the Company has incurred losses in two of its past three fiscal years. Accordingly, management is currently unable to conclude that realization of the net deferred tax assets is more likely than not. Therefore, the Company maintains a valuation allowance against the majority of its net deferred tax asset as of March 31, 2000.

NOTE 9 -- PENSION PLAN

Employees of the Company may participate in a voluntary defined contribution plan qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company makes matching contributions based on employee contributions and length of employee service. Total Company contributions under this plan for fiscal 2000, 1999 and 1998 were approximately $416,000, $344,000 and $307,000, respectively.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

The Company leases office space and manufacturing space under noncancelable operating lease agreements with renewal options. The Company also leases certain construction equipment, pickup trucks, and other motor vehicles, under various operating and capital leases. The leases generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. Rental expense under all operating leases, cancelable and noncancelable, totaled approximately $4,597,000, $4,997,000 and $5,135,000 for fiscal 2000, 1999 and
1998, respectively.

At March 31, 2000, future minimum lease payments under noncancelable leases including a new ten-year lease for corporate headquarters space commencing in May 1998, are as follows:

                                                                       Operating                Capital
                                                                         Leases                 Leases
                                                                      ----------------------------------
                                                                                (In thousands)

2001                                                                     $ 3,748                $ 1,546
2002                                                                       2,399                  1,213
2003                                                                       1,122                    457
2004                                                                         649                    190
2005                                                                         474                     20
Thereafter                                                                 1,159                      0
                                                                      -----------              --------
Total future minimum lease payments                                      $ 9,551                  3,426
  Less interest included in minimum capital lease payments            ===========                   316
                                                                                               --------
  Capital lease obligations                                                                       3,110
  Less current portion                                                                            1,363
                                                                                               --------
  Long-term portion of capital lease obligations, March 31, 2000                                $ 1,747
                                                                                               ========


Certain of the leases allow for adjustments of payments based on interest rate fluctuations. An increase in the underlying interest rate of 1% would increase aggregate minimum lease payments by approximately $49,000 for fiscal year 2001.

NOTE 11 -- SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION Supplemental cash flow information for the years ended March 31, is as follows:

                                                               2000         1999          1998
                                                              ------       ------        -------
                                                                       (IN THOUSANDS)


Cash paid during the year for:
  Interest                                                    $ 902        $ 617         $ 445
  Income taxes refunded, net                                      0         (177)          (78)

In fiscal 1999 and 1998, the Company sold FlowMOLE drilling systems to contractors in Europe, Asia and South America. Revenue from the sale of the systems of approximately $695,000 and $1,494,000 in fiscal 1999 and 1998, respectively, has been included in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. A gain, before allocating freight, duty and other selling costs, of approximately $218,000 and $560,000 was recognized on the sales in fiscal 1999 and 1998, respectively. There were no such sales in fiscal 2000.

The Company acquired equipment pursuant to capital leases in the aggregate amount of approximately $1,023,000, $1,333,000 and $3,533,000 in fiscal 2000,
1999 and 1998, respectively.

NOTE 12 -- SEGMENT FINANCIAL INFORMATION RELATING TO NORTH AMERICAN AND EUROPEAN OPERATIONS

The consolidated financial statements include accounts of the Company's North American and European operations. Asian and South American revenues and net income are included in North American operations, as those operations are primarily conducted out of the Company's headquarters and primarily consist of the sales of inventory held in North America. Asian and South American revenues were $1,146,000, $1,628,000 and $2,399,000 in fiscal 2000, 1999 and 1998, respectively. The following amounts are included in the consolidated financial statements for North American and European operations:

                                             Fiscal Year 2000 (In thousands)
                                                          Adjustments
                              North                           and
                            American       European       Eliminations    Consolidated
                            ---------      ---------       ---------       ---------
Revenues
   Unrelated customers      $ 100,277      $   4,334               0       $ 104,611
   Related parties                480              0               0             480
   Intersegment                   823              0            (823)              0
                             ---------      ---------       ---------       ---------

     Total revenues         $ 101,580      $   4,334       $    (823)      $ 105,091

Net income (loss)           $   2,185      $    (193)      $    (107)      $   1,885

Identifiable assets         $  38,480      $   4,202       $    (226)      $  42,456

                                             Fiscal Year 1999 (In thousands)
                                                            Adjustments
                              North                             and
                             American        European       Eliminations    Consolidated
                            ----------     ----------       ----------     ----------
Revenues
   Unrelated customers      $   73,789     $    4,904                0     $   78,693
   Related parties                 173              0                0            173
   Intersegment                    189              0              189              0
                            ----------     ----------       ----------     ----------
Total revenues              $   74,151     $    4,904       $      189     $   78,866

Net income (loss)           $   (6,309)    $     (164)      $     (205)    $   (6,678)

Identifiable assets         $   35,799     $    2,944       $     (168)    $   38,575

                                                  Fiscal Year 1998 (In thousands)
                                                             Adjustments
                               North                             and
                              American        European       Eliminations    Consolidated
                              ---------       ---------       ---------       ---------
Revenues
   Unrelated customers        $  77,792       $   3,782               0       $  81,574
   Related parties                  890               0               0             890
   Intersegment                       0               0             225            (225)
                              ---------       ---------       ---------       ---------
       Total revenues         $  78,907       $   3,782       $    (228)      $  82,464

Net income (loss)             $  (1,545)      $    (566)      $      (7)      $  (2,118)

Identifiable assets           $  40,671       $   2,980       $    (172)      $  43,479

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

NOTE 13 -- PURCHASE OF CABLECURE LICENSE RIGHTS

Effective September 26, 1991, the Company entered into an Exclusive License and Distribution Agreement with Dow Corning. Under terms of the agreement, the Company purchased the exclusive rights to market to utilities the CableCURE process (a chemical treatment to repair water damage and extend the life of underground electric cable), and certain related assets with an approximate value of $74,000. The Company paid Dow Corning $2,000,000 in cash and granted Dow Corning warrants to purchase up to 353,846 shares of Common Stock at $8.125 per share. As of March 31, 2000, this payment was fully amortized. The Company purchases its chemicals exclusively from Dow Corning. Worldwide CableCURE revenues accounted for 35.5% of consolidated revenues in fiscal 2000.

Additionally, Dow Corning receives 50% of adjusted net profits before tax resulting from the CableCURE operations, and may elect to receive these profits in cash or in Common Stock at a price equal to the greater of the then current average market closing price or $8.50 per share. For fiscal 2000, 1999 and 1998, Dow Corning's share of the profits were paid in cash.

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

NOTE 14 -- ARBITRATION AND LITIGATION

In December 1998, the Company executed a settlement agreement with a subcontractor. The Company agreed to pay the subcontractor $1,000,000 in four equal installments over two years, of which the first two payments occurred in December 1998 and August 1999. The subcontractor agreed to dismiss an ongoing dispute over the amount to be paid to the contractor for injection services performed subsequent to April 1, 1997, and to desist from competing against the Company for seven years. The Company had previously accrued $362,000 for this dispute and realized expense of $381,000 in fiscal 1999. The remaining portion of the settlement was attributed to the value of the non-compete agreement and is being amortized over the seven year period to which it applies.

The Company is involved in litigation matters, both as plaintiff and as defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 15 -- SELECTED QUARTERLY DATA (UNAUDITED)


FISCAL YEAR 2000                  1QTR           2QTR           3QTR           4QTR
                              -----------    -----------    ----------    -------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                      $  23,375      $  24,935      $  28,609      $  28,172
Gross profit                      3,300          3,214          3,826          2,504

Net income                          563            306            912            104
Earnings per share:
    Basic                     $    0.08      $    0.04      $    0.12      $    0.01
    Diluted                   $    0.07      $    0.04      $    0.12      $    0.01



FISCAL YEAR 1999                  1QTR           2QTR           3QTR           4QTR
                              -----------    -----------    ----------    -------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                       $  22,024      $  18,885       $  17,065       $  20,892
Gross profit                       2,577            432            (757)          1,394

Net income (loss)                     16         (1,902)         (3,857)           (934)
Earnings (loss) per share:
    Basic                      $       0      $   (0.26)      $   (0.52)      $   (0.12)
    Diluted                    $       0      $   (0.26)      $   (0.52)      $   (0.12)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement that involves the election of directors and that will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, the close of the Registrant's 2000 fiscal year. For a description of the executive officers of the Registrant, see "Executive Officers of the Registrant" included in Part I,
Item 1.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        1.    FINANCIAL STATEMENTS:


              Report of Independent Accountants                                                            23
              Consolidated Balance Sheet, March 31, 2000 and 1999                                          24
              Consolidated Statement of Operations and Comprehensive Income for the years                  25
              ended March 31, 2000, 1999 and 1998
              Consolidated Statement of Changes in Stockholders' Equity for the years ended
              March 31, 2000, 1999 and 1998                                                                26
              Consolidated Statement of Cash Flows for the years ended March 31, 2000, 1999 and            27
              1998
              Notes to Consolidated Financial Statements                                                   28


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

   3.2        Registrant's Certificate of Ownership and Merger of FlowMOLE
                  Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended
                  March 31, 1991.

   3.3        Registrant's Restated By-laws. Incorporated by reference to
                  Exhibit Number 3.6 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the fiscal year ended March
                  31, 1997.

   4.1        Stock Purchase Warrant dated as of September 26, 1991 issued by
                  UTILX Corporation to Dow Corning Corporation. Incorporated by reference to Exhibit Number 2 to Registrant's Form 8-K dated
                  September 26, 1991 filed under the Exchange Act.

   4.2        Registration Rights Agreement dated as of September 26, 1991 between UTILX Corporation and Dow Corning Corporation.
                  Incorporated by reference to Exhibit Number 3 to Registrant's
                  Form 8-K dated September 26, 1991 filed under the Exchange
                  Act.

   4.3        Registrant's Rights Agreement between UTILX Corporation and
                  American Stock Transfer & Trust Company dated as of November
                  9, 1998. Incorporated by reference to Exhibit Number 4.1 to
                  Registrant's Form 8-K dated November 9, 1998 filed under the
                  Exchange Act.

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

   10.6       Registrant's Amended and Restated 1994 Option and Restricted Stock
                  Plan. Incorporated by reference as Appendix A to Registrant's
                  Proxy Statement filed under the Exchange Act for the Fiscal
                  Year ended March 31, 1997.



   10.7       Exclusive License and Distribution Agreement dated as of September
                  26, 1991 between UTILX Corporation and Dow Corning
                  Corporation. Incorporated by reference to Exhibit Number 1 to
                  Registrant's Form 8-K dated September 26, 1991 filed under the
                  Exchange Act.

   10.8       Employment Agreements between Registrant and William M. Weisfield dated November 1, 1998. Incorporated by reference to Exhibit
                  Numbers 10.1 and 10.2 to Registrant's Form 8-K dated December
                  4, 1998 filed under the Exchange Act.

   10.9       Incentive Compensation Agreement between Registrant and Glen J.
                  Bertini dated October 29, 1999. Filed herewith.

   10.10      Registrant's Fiscal Year 1996 Executive Compensation Plan.
                  Incorporated by reference to Exhibit Number 10.36 to Registrant's Annual Report filed under the Exchange Act on
                  Form 10-K for the Fiscal Year ended March 31, 1995.

   10.11      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated April 23, 1999. Filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1999.

   10.12      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated December 20, 1999. Filed under the Exchange
                  Act to Exhibit 10.41 to Registrant's Form 10-Q for quarter ending December 31, 1999.

   10.13      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated March 1, 2000. Filed herewith.

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

                                   UTILX CORPORATION

                                 By   /s/ WILLIAM M. WEISFIELD      June 9, 2000
                                     --------------------------
                                         William M. Weisfield
                                 Its President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


         /s/ WILLIAM M. WEISFIELD           President, Chief Executive                             June 9, 2000
----------------------------------------    Officer and Chairman of the Board
         (William M. Weisfield)             (Principal Executive Officer)

         /s/ DARLA VIVIT NORRIS
----------------------------------------    Senior Vice President, Chief Financial Officer and     June 9, 2000
          (Darla Vivit Norris)              Treasurer (Principal Financial Officer)

            /s/ PHYLLIS A. BOYD
----------------------------------------    Controller, Chief Accounting Officer                   June 9, 2000
            (Phyllis A. Boyd)               (Principal Accounting Officer)

          /s/ STANLEY J. BRIGHT
----------------------------------------    Director                                               June 9, 2000
           (Stanley J. Bright)

           /s/ JOHN D. DURBIN
----------------------------------------    Director                                               June 9, 2000
            (John D. Durbin)

            /s/ JOHN W. ELLIS
----------------------------------------    Director                                               June 9, 2000
             (John W. Ellis)

          /s/ WALTER M. HIGGINS
----------------------------------------    Director                                               June 9, 2000
           (Walter M. Higgins)

          /s/ ROBERT E. RUNICE
----------------------------------------    Director                                               June 9, 2000
           (Robert E. Runice)


      As filed with the Securities and Exchange Commission on June 21, 2000

                                File No. 0-16821

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                    EXHIBITS

                                       TO

                           ANNUAL REPORT AND FORM 10-K

                        FOR THE YEAR ENDED MARCH 31, 2000

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

                                UTILX CORPORATION

   3.1        Registrant's Certificate of Incorporation, as amended.
                  Incorporated by reference to Exhibit Number 3.1 to Registrant's Registration Statement filed under the Securities
                  Act of 1933 (the "Securities Act") on Form S-1, as amended,
                  Registration No. 33-17028.

   3.2        Registrant's Certificate of Ownership and Merger of FlowMOLE
                  Corporation and UTILX Corporation. Incorporated by reference to Exhibit Number 3.3 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the Fiscal Year ended
                  March 31, 1991.

   3.3        Registrant's Restated By-laws. Incorporated by reference to
                  Exhibit Number 3.6 to Registrant's Annual Report filed under the Exchange Act on Form 10-K for the fiscal year ended March
                  31, 1997.

   4.1        Stock Purchase Warrant dated as of September 26, 1991 issued by
                  UTILX Corporation to Dow Corning Corporation. Incorporated by reference to Exhibit Number 2 to Registrant's Form 8-K dated
                  September 26, 1991 filed under the Exchange Act.

   4.2        Registration Rights Agreement dated as of September 26, 1991 between UTILX Corporation and Dow Corning Corporation.
                  Incorporated by reference to Exhibit Number 3 to Registrant's
                  Form 8-K dated September 26, 1991 filed under the Exchange
                  Act.

   4.3        Registrant's Rights Agreement between UTILX Corporation and
                  American Stock Transfer & Trust Company dated as of November
                  9, 1998. Incorporated by reference to Exhibit Number 4.1 to
                  Registrant's Form 8-K dated November 9, 1998 filed under the
                  Exchange Act.

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

   10.6       Registrant's Amended and Restated 1994 Option and Restricted Stock
                  Plan. Incorporated by reference as Appendix A to Registrant's
                  Proxy Statement filed under the Exchange Act for the Fiscal
                  Year ended March 31, 1997.

   10.7       Exclusive License and Distribution Agreement dated as of September
                  26, 1991 between UTILX Corporation and Dow Corning
                  Corporation. Incorporated by reference to Exhibit Number 1 to
                  Registrant's Form 8-K dated September 26, 1991 filed under the
                  Exchange Act.


   10.8       Employment Agreements between Registrant and William M. Weisfield dated November 1, 1998. Incorporated by reference to Exhibit
                  Numbers 10.1 and 10.2 to Registrant's Form 8-K dated December
                  4, 1998 filed under the Exchange Act.

   10.9       Incentive Compensation Agreement between Registrant and Glen J.
                  Bertini dated October 29, 1999. Filed herewith.

   10.10      Registrant's Fiscal Year 1996 Executive Compensation Plan.
                  Incorporated by reference to Exhibit Number 10.36 to Registrant's Annual Report filed under the Exchange Act on
                  Form 10-K for the Fiscal Year ended March 31, 1995.

   10.11      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated April 23, 1999. Filed under the Exchange Act on Form 10-K for the Fiscal Year ended March 31, 1999.

   10.12      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated December 20, 1999. Filed under the Exchange
                  Act to Exhibit 10.41 to Registrant's Form 10-Q for quarter ending December 31, 1999.

   10.13      Loan Modification Agreement between Registrant and FINOVA Capital
                  Corporation dated March 1, 2000. Filed herewith.

   21.1       Subsidiaries of Registrant.  Filed herewith.

   23.1       Consent of Independent Accountants.  Filed herewith.

   27.1       Financial Data Schedule.  Filed herewith.

   99.1       Additional Stockholder Material.  Filed herewith.