Form 10-Q
period 2000-06-30
UTILX CORP
filed 2000-08-14
CIK 821361

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  (MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________TO ___________________

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 2000, 7,475,944 shares of Common Stock were outstanding.

===============================================================================

                                TABLE OF CONTENTS

     ITEM                                                                                                      PAGE
     ----                                                                                                      ----
                                                                    PART I
                                                             FINANCIAL INFORMATION


        1.    Financial Statements

              Consolidated Balance Sheet
              June 30, 2000 and March 31, 2000............................................................     3

              Consolidated Statement of Operations
              for the Three Months Ended
              June 30, 2000 and 1999......................................................................     4

              Consolidated Statement of Cash Flows
              for the Three Months Ended
              June 30, 2000 and 1999......................................................................     5

              Notes to Consolidated Financial Statements..................................................     6

        2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................     9

        3.    Quantitative and Qualitative Disclosures about Market Risk..................................    13


                                                              PART II

        1.    Legal Proceedings...........................................................................    13

        2.    Changes in Securities and Use of Proceeds...................................................    13

        3.    Defaults Upon Senior Securities.............................................................    13

        4.    Submission of Matters to a Vote of Security Holders.........................................    13

        5.    Other Information...........................................................................    13

        6.    Exhibits and Reports on Form 8-K............................................................    13


              Signatures..................................................................................    14



Part I - Financial Information
        ITEM 1.  FINANCIAL STATEMENTS

                                UTILX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                           JUNE 30 AND MARCH 31, 2000
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                              June 30          March 31
                                                                            -----------        --------
                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $   561           $   769
   Accounts receivable, net                                                    24,198            24,011
   Materials, supplies and inventories, net of allowance
     of $1,330 and $1,450, respectively                                         5,063             4,755
   Income taxes receivable                                                         82                82
   Prepaid expenses and other                                                     930               902
                                                                            -----------        --------
     Total current assets                                                      30,834            30,519
Equipment and improvements, net                                                10,999            11,573
Other assets, net                                                                 448               364
                                                                            -----------        --------

Total assets                                                                  $42,281           $42,456
                                                                            -----------        --------
                                                                            -----------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility                                                  $ 3,310           $ 3,897
   Current portion of capital lease obligations                                 1,343             1,363
   Accounts payable                                                             8,573             7,711
   Other current liabilities                                                    6,068             6,563
                                                                            -----------        --------
     Total current liabilities                                                 19,294            19,534

Capital lease obligations, net of current portion                               1,425             1,747
Other long term liabilities                                                     1,189             1,090
                                                                            -----------        --------
     Total liabilities                                                         21,908            22,371
                                                                            -----------        --------

Commitments and contingencies (Note 6):

Stockholders' equity:
   Common stock, $0.01 par value
     (authorized 25,000,000 shares, 7,475,944 and 7,475,944 shares
     issued and outstanding, respectively)                                         75                75
   Additional paid-in capital                                                  18,665            18,665
   Retained earnings                                                            2,280             1,997
   Accumulated other comprehensive loss                                          (647)             (652)
                                                                            -----------        --------
     Total stockholders' equity                                                20,373            20,085
                                                                            -----------        --------
Total liabilities and stockholders' equity                                    $42,281           $42,456
                                                                            -----------        --------
                                                                            -----------        --------

                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            2000             1999
                                                                         --------         --------
Revenues                                                                  $27,015          $23,375
Cost of revenues                                                           24,322           20,380
                                                                         --------         --------

   Gross profit                                                             2,693            2,995

Operating expenses:
   Selling, general and administrative 2,013                                2,106
   Research and engineering                                                   227              188
                                                                         --------         --------
     Total operating expenses                                               2,240            2,294
                                                                         --------         --------
Operating income (loss)                                                       453              701

Other (income) expense, net                                                   170              138

Income (loss) before income taxes                                             283              563

Income tax provision                                                            0                0
                                                                         --------         --------
Net income (loss)                                                         $   283          $   563
                                                                         --------         --------
                                                                         --------         --------
Earnings (loss) per share: (Note 2)
   Basic                                                                  $  0.04          $  0.08
   Diluted                                                                $  0.04          $  0.07

   CALCULATION OF COMPREHENSIVE INCOME (LOSS):
     Net income (loss)                                                    $   283          $   563
      Accumulated other comprehensive income (loss), net                        5              (16)
                                                                         --------         --------
Comprehensive income (loss)                                               $   288         $    547
                                                                         --------         --------
                                                                         --------         --------


                (See Notes to Consolidated Financial Statements)

                                UTILX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              2000              1999
                                                            -------           -------
OPERATING ACTIVITIES:
   Net income (loss)                                        $   283           $   563
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                            953             1,088
       Gain on sale equipment                                   (12)               (6)
       Changes in assets and liabilities                     (1,448)           (3,196)
                                                            -------           -------
       Total adjustments                                       (507)           (2,114)
                                                            -------           -------

         Net cash provided by (used in) operating
          activities                                           (224)           (1,551)
                                                            -------           -------

INVESTING ACTIVITIES:
   Cost of additions to equipment                              (353)             (248)
   Proceeds from sale of equipment                               26                23
                                                            -------           -------

         Net cash used in investing activities                 (327)             (225)

FINANCING ACTIVITIES:
   Net  borrowings (repayments) on note payable                (587)              112
   Issuance of common stock                                       0                15
   Net increase (decrease) in book overdraft                  1,267             1,494
   Principal payments on capital leases                        (342)             (294)
                                                            -------           -------

         Net cash provided by (used in) financing
          activities                                            338             1,327

EFFECT ON CASH FLOWS OF
   FOREIGN CURRENCY TRANSACTIONS                                  5                (5)
                                                            -------           -------

         Net increase (decrease) in cash and cash
           equivalents                                         (208)             (454)

CASH AND CASH EQUIVALENTS
     Beginning of period                                        769             1,580
                                                            -------           -------
     End of period                                          $   561           $ 1,126
                                                            -------           -------
                                                            -------           -------


                (See Notes to Consolidated Financial Statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       FINANCIAL STATEMENT PRESENTATION

In the opinion of the management of UTILX Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position and operating results for the three month periods ended June 30, 2000 and 1999. The statements should be read in conjunction with the March 31, 2000 audited consolidated financial statements included in the fiscal 2000 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation, with no effect on previously reported net income (loss) or retained earnings.

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

Earnings (loss) per share is calculated as follows:

Basic earnings (loss) per common share:


                                                                          Three Months Ended
                                                                                June 30,
                                                                   ------------------------------------
                                                                      2000                    1999
                                                                   -----------             ------------
Net income (loss)                                                    $  283                   $  563

Divided by weighted average common shares
   outstanding                                                        7,476                    7,428
                                                                   -----------             ------------

Basic earnings (loss) per common share                               $ 0.04                   $ 0.08
                                                                   -----------             ------------
                                                                   -----------             ------------


Diluted earnings (loss) per common share:

                                                                          Three Months Ended
                                                                                June 30,
                                                                   ------------------------------------
                                                                      2000                    1999
                                                                   -----------             ------------
Net income (loss)                                                     $  283                   $  563

Weighted average share outstanding                                     7,476                    7,428

Stock options and warrants assumed
    exercised - net, dilutive                                            439                      108
                                                                   -----------             ------------

Total diluted shares outstanding                                       7,915                    7,536
                                                                   -----------             ------------

Diluted earnings (loss) per common share                              $ 0.04                   $ 0.07
                                                                   -----------             ------------
                                                                   -----------             ------------


3.       ACCOUNTS RECEIVABLE

                                                                              (In thousands)
                                                                 June 30, 2000            March 31, 2000
                                                                 ---------------------------------------
                                                                   (unaudited)
North American customers:

Completed work not yet billed                                         $11,128                  $ 8,923

Billed but uncollected                                                 12,759                   14,702

International customers                                                   841                    1,084

Less allowance for doubtful accounts                                     (530)                    (698)
                                                                   -----------             ------------

Total                                                                 $24,198                  $24,011
                                                                   -----------             ------------
                                                                   -----------             ------------

4.       ACCRUED LIABILITIES

                                                                              (In thousands)
                                                                 June 30, 2000            March 31, 2000
                                                                 ---------------------------------------
                                                                   (unaudited)
Accured payroll and related costs                                      $2,062                   $2,464

Accrued taxes                                                             389                      453

Accrued insurance                                                       2,894                    2,540

Other                                                                     723                    1,106
                                                                   -----------             ------------

Total                                                                  $6,068                   $6,563
                                                                   -----------             ------------
                                                                   -----------             ------------

5.       REVOLVING CREDIT FACILITY

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

The credit agreement requires that the Company maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt service coverage. The agreement also places certain restrictions on capital expenditures, other indebtedness and executive compensation. Borrowings bear interest at prime (9.50% at June 30, 2000) plus .5%. The Company pays annual fees of $60,000, monthly fees of $2,000 and may be required to pay certain termination fees if the Company terminates the facility prior to the expiration of the term.

At June 30, 2000, the Company had an outstanding balance of $3,310,000 under this facility, compared to $3,897,000 at March 31, 2000. For the first quarter of fiscal 2001 and fiscal 2000, the weighted average borrowing rate was 9.79% and 8.96%, respectively.

6.       COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation matters, both as a plaintiff and as a defendant, arising in the ordinary course of its business. Management expects that these matters will not have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7.       SALE OF COMPANY

On June 29, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with InfrastruX Group, Inc. ("InfrastruX Group") and InfrastruX Acquisition Inc., a wholly owned subsidiary of InfrastruX Group, which provided for the acquisition of the Company. Pursuant to the Merger Agreement, InfrastruX Acquisition, Inc. commenced a tender offer for all of the outstanding shares of the Company's common stock (the "Shares") at $6.125 per Share, net to the sellers in cash (the "Offer"). InfrastruX Group is a wholly owned subsidiary of Puget Sound Energy, Inc.

The Offer was successfully completed on July 28, 2000. As a result, InfrastruX Acquisition Inc. will merge into the Company (the "Merger"), and all of the Shares not purchased in the Offer (other than Shares held by InfrastruX Group or its subsidiaries or any Shares as to which appraisal rights have been properly exercised under applicable law) will be converted into the right to receive $6.125 per share.

As a result of the Merger, the Company will become a wholly owned subsidiary of InfrastruX Group.

The Company's acquisition costs will be expensed as incurred during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Consolidated revenues increased 15.6% in the first quarter of fiscal year 2001 compared to the same period of fiscal 2000.

NORTH AMERICAN OPERATIONS. Revenues from domestic operations increased 18% or $3.9 million in the first quarter of fiscal year 2001 compared to the same period in fiscal 2000.

Revenues increased 46% from $4.9 million in the first quarter of fiscal 2000 to $7.2 million in the same period of fiscal 2001 and to 10% from $16.9 million in the first quarter of fiscal 2000 to $18.5 million in the same period of fiscal 2000 for CableCURE services and FlowMOLE services, respectively. These increases are due to additional sales to both new and existing customers.

INTERNATIONAL OPERATIONS. Revenues decreased 19.1% or $301,000 in the first quarter of fiscal 2001 respectively, compared with the same period in fiscal 2000. This decrease in revenue was primarily due to a decrease in revenue from an Asian licensee.

GROSS PROFIT

Gross profit decreased $607,000 in the first quarter fiscal 2001 compared to the same period in fiscal 2000.

NORTH AMERICAN OPERATIONS. Gross profit from domestic operations decreased 13.1% or $330,000 for the first quarter of fiscal 2001 compared to the same period of fiscal 2000. This decrease in gross profit was primarily due to a decrease in the utilization of a large diameter drilling system, as well as a decrease in the profitability of certain contracts for FlowMOLE services.

INTERNATIONAL OPERATIONS. Gross profit from international operations decreased 35.5% or $276,000 for the first quarter of fiscal 2001 compared to the same period in fiscal 2000. This decrease was due to the decrease in gross profit from an Asian licensee.

OPERATING EXPENSES AND OTHER EXPENSES

Operating expense in the first quarter of fiscal 2001 decreased $359,000 or 13.8%, compared to the same periods in fiscal 2000. Operating expense decreased primarily as a result of a decrease in general and administrative costs.

Other expense increased $32,000 in the first quarter of fiscal 2001 over the same period in the prior year. The increase is a result of a decrease in the amount of gain from the disposal of assets, which offsets other total expense, compared with the same period in the prior year.

INCOME TAX PROVISION

The Company would normally expect an effective income tax rate of approximately 37.0% on positive pretax income. This exceeds the federal statutory rate due to the impact of state income taxes and nondeductible expenses. In order to realize the aggregate carrying value of its net deferred tax assets, the Company will be required to generate certain amounts of taxable income in future years. Management of the Company has made certain operational and marketing improvements to achieve such levels of future income; however, the continuing success of such efforts is uncertain. The Company has incurred losses in two of its past three fiscal years. Management has also evaluated its current normalized performance which takes into account certain short term contracts with customers, the operating capacity of its drilling fleet as well as the risks and uncertainties associated with the business. (See "Important Risk Factors Regarding Forward Looking Statements.") Accordingly, under the provisions of Statement of Financial

Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", management is currently unable to conclude that the full realization of the net deferred tax assets is more likely than not. Therefore the Company maintains a valuation against the majority of its net deferred tax asset. An income tax provision was not recorded against operating profits generated in fiscal 2000, due to the reversal of a portion of the valuation allowance.

NET INCOME

As a result of the foregoing, the Company recorded net income of $283,000 in the first quarter of fiscal 2001, compared to a net income of $563,000 in the first quarter of fiscal 2000.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

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

Cash flows from operating, investing and financing activities in accordance with GAAP were $(224,000), $(327,000) and $338,000 for the first quarter of fiscal 2001, respectively, compared to $(1,551,000) $(225,000) and $1,327,000 compared to same period of fiscal 2000.

The Company had consolidated EBITDA of $1.4 million for the first quarter of fiscal 2001, as compared to $1.8 million for the same period of fiscal 2000.

At June 30, 2000 interest expense was $181,000, compared to $184,000, for the same period of fiscal 2000. Depreciation and amortization expense decreased to $953,000 for the first quarter of 2001, from $1.088 million for the same period in fiscal 2000. Included in total interest expense is interest on capital leases. For the first quarter of fiscal 2001, interest on capital leases was $41,000 and $48,000 for same period of fiscal 2000. Interest expense on capital leases is included in cost of sales in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility with FINOVA Capital Corporation for $12.0 million which expires April 22, 2002. The facility is secured primarily by the assets of the Company. See Note 5 of Notes to Consolidated Financial Statements.

At June 30, 2000, the Company had unused sources of liquidity consisting of $561,000 in cash and cash equivalents and an available balance on its committed line of credit from FINOVA of $8,690,000. This compares to $769,000 in cash and cash equivalents and an available balance on its committed line of credit of $8,103,000 at March 31, 2000. Uses of cash during the first three months of fiscal 2001 primarily related to capital expenditures of $353,000 and changes in working capital.

Capital expenditures in the three months ended June 30, 2000, primarily included the purchase of equipment for field operations.

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

CABLECURE AND RELATED SERVICES. The Company expects the trend towards increased customer acceptance of the CableCURE-Registered Trademark- process to continue, especially with rulings in 2000 from the Federal Energy Regulatory Commission ("FERC") and the Rural Utilities Service ("RUS") that public utilities may capitalize the cost of CableCURE-Registered Trademark-services. The Company also expects growth of its CableCURE-Registered Trademark- services in Europe and Asia. To improve customer acceptance of CableCURE-Registered Trademark-, the Company now offers a twenty year warranty on CableCURE-Registered Trademark- services. Management does not believe that this will have a material impact on the financial position or operating results of the Company based on historical results and laboratory tests. The Company anticipates that the trend towards lower pricing for cable replacement will continue to place downward pressure on the price for CableCURE-Registered Trademark- services.

The Company expects to see increased volumes from new customers in fiscal 2001 due to the FERC and RUS rulings, and some increased volumes from existing customers, but expects to continue to be dependent upon a small number of customers. The Company's goal is to reduce this dependency through growth. Because the Company's customers can typically cancel their work on short notice, a certain degree of uncertainty always exists in the Company's future revenue levels. See also the discussion under UTILITIES' BUDGETARY CONSIDERATIONS, COMPETITION, SEASONAL FACTORS and DOW CORNING CORPORATION included under "Important Risk Factors Regarding Forward-Looking Statements", below.

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

UTILITIES' BUDGETARY CONSIDERATIONS. Budgetary considerations arising from unfavorable regulatory determinations on matters such as rate-setting, capitalization of services performed by the Company, approval of mergers and acquisitions, siting of power production facilities, reductions in new housing starts, reductions in electric utility revenues due to mild weather, general economic downturns or overall utility profitability relative to its objectives have affected the ability of some of the Company's utility customers to sustain their cable replacement or other maintenance programs and, accordingly, can adversely impact the Company's revenues and profits. Because cable replacement, restoration and other maintenance programs are, to a substantial extent, deferrable and the Company's contracts with its utility customers permit termination of orders on relatively short notice, postponement or cancellation of such programs by customers can cause substantial volatility to the Company's revenues and profits. Although the Company has broadened its customer base, in the first quarter of fiscal 2001 one customer generated approximately 25% of the Company's consolidated revenues, and five customers generated approximately
70% of its CableCURE-Registered Trademark- revenues.

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

The Company uses the U.S. Dollar as its functional currency, except for its European operations. The assets and liabilities of the Company's European operations are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Aggregate translation gains and losses included in the determination of net income have not been material. The Company is party to short-term forward contracts in the management of its foreign currency exposure. Gains and losses on forward contracts qualifying as hedges are deferred and included in the measurement of the related foreign currency transaction. At June 20, 2000 the Company had outstanding forward exchange contracts of $205,000. At June 30, 1999, the Company had no outstanding foreign exchange contracts.

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

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule.  Filed herewith.

         (b)      Reports on Form 8-K:

                  A Current Report on Form 8-K, dated June 29, 2000 was filed with the Securities and Exchange Commission reporting that the Company and InfrastruX Group, Inc., had entered into an Agreement and Plan of Merger.

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


                                        UTILX CORPORATION
                                     -------------------------------------
                                          (Registrant)


Date:  August 11, 2000               By: /s/ WILLIAM M. WEISFIELD
                                        ----------------------------------
                                         William M. Weisfield, President,
                                         Chief Executive Officer and
                                         Chairman of the Board
                                         (Principal Executive Officer)


Date:  August 11, 2000               By: /s/ DARLA VIVIT NORRIS
                                         ----------------------------------
                                          Darla Vivit Norris, Senior Vice
                                          President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                               UTILX CORPORATION


   As Filed with the Securities and Exchange Commission on August 14, 2000

                                                               File No. 0-16821

       -----------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ---------------------

                                   EXHIBITS

                                      TO

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934


                              ---------------------



                                UTILX CORPORATION

                                 INDEX TO EXHIBITS


         Exhibit
         Number            Description
         -------           -----------
          27.1         Financial Data Schedule.  Filed herewith.


